Form 10-Q
period 2016-06-30
Dynamic Enviro Inc.
filed 2016-08-18
CIK 1643930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____.

Commission File Number 000-55682

Dynamic Enviro, Inc.

(Exact name of small business issuer as specified in its charter)

FLORIDA	47-2239835
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9100 Kiln Waveland Cutoff Road

Waveland, Mississippi 39520

(Address of principal executive offices)

(228) 231-1187

(Company’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The Company has 76,818,320 shares outstanding as of August 18, 2016.

2

PART I – FINANCIAL INFORMATION

DYNAMIC ENVIRO, INC.

Consolidated Financial Statements

June 30, 2016

(Expressed in US dollars)

DYNAMIC ENVIRO, INC.

Consolidated Balance Sheets

(Unaudited)

	June 30, 2016	December 31, 2015

ASSETS

Current Assets

Cash	$4,205	$23,845
Accounts receivable	209,780	53,326
Subscriptions receivable	–	11,000
Prepaid expenses	3,600	3,600

Total Current Assets	217,585	91,771

Deposit	18,000	18,000
Property and equipment; net of accumulated amortization of $260,590 and $247,678, respectively	57,386	50,932

Total Assets	$292,971	$160,703

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	$191,016	$48,773
Notes payable	18,151	22,151
Notes payable – related party	4,056	–
Due to related party	31,030	38,030

Total Current Liabilities	244,253	108,954

Notes payable – related party	8,296	–

Total Liabilities	252,549	108,954

Stockholders’ Equity

Preferred Stock
Authorized: 30,000,000 shares, no par value Issued and Outstanding: nil shares	–	–
Common Stock
Authorized: 200,000,000 shares, $0.0001 par value Issued and Outstanding: 76,818,320 and 76,133,320 shares, respectively	7,682	7,613
Additional Paid-in Capital	212,830	178,649
Deficit	(180,090)	(134,513)

Total Stockholders’ Equity	40,422	51,749

Total Liabilities and Stockholders’ Equity	$292,971	$160,703

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

DYNAMIC ENVIRO, INC.

Consolidated Statements of Operations

(Unaudited)

			For the	For the
	For the	For the	Three	Three
	Six Months	Six Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015

Revenue	$694,731	$910,712	$544,809	$865,846

Cost of Revenue	442,280	272,022	328,616	237,979

Gross Profit	252,451	638,690	216,193	627,867

Operating Expenses
Depreciation expense	12,912	17,506	6,833	8,750
General and administrative	285,116	160,988	183,654	91,953

Total Operating Expenses	298,028	178,494	190,487	100,703

Operating (Loss) Income	(45,577)	460,196	25,706	527,164

Other Expenses
Interest expense	–	(1,661)	–	(771)

Total Other Expenses	–	(1,661)	–	(771)
Net (Loss) Income	$(45,577)	$458,535	$25,706	$526,393

Net (Loss) Income Per Share, Basic and Diluted	$(0.00)	$0.09	$0.00	$0.05
Weighted Average Shares Outstanding, Basic and Diluted	76,530,975	4,988,829	76,701,936	9,922,737

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

DYNAMIC ENVIRO, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the	For the
	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2016	2015

Cash Flows from Operating Activities

Net (loss) income	$(45,577)	$458,535

Adjustments to reconcile net (loss) income to cash used in operating activities:
Depreciation	12,912	17,506
Stock issued for consulting services	250	–
Stock issued for marketing services	10,000	–
Stock issued for professional services	–	30,000
Changes in operating assets and liabilities:
Accounts receivable	(156,454)	(531,521)
Accounts payable	142,243	2,764
Net Cash Used In Operating Activities	(36,626)	(22,716)

Cash Flows from Investing Activities
Purchase of property and equipment	(6,000)	(3,873)
Net Cash Used in Investing Activities	(6,000)	(3,873)

Cash Flows from Financing Activities

Proceeds from collection of subscription receivable	11,000	–
Proceeds received from issuance of common stock	24,000	5,000
Repayment of note payable	(4,000)	(8,864)
Proceeds from related party	–	33,375
Repayment to related party	(8,014)	–

Net Cash Provided by Financing Activities	22,986	29,511
(Decrease) Increase in Cash	(19,640)	2,922
Cash - Beginning of Period	23,845	18,434
Cash - End of Period	$4,205	$21,356

Non-cash transactions:
Stock issued for subscriptions receivable	$–	$8,000
Note payable issued for vehicle acquired from related party	13,366	–

Supplemental disclosures of cash flow information:
Interest paid	$–	$–
Income taxes paid	–	–

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

1.	Nature of Operations

Dynamic Enviro, Inc. (the “Company”), was incorporated in the state of Florida on October 28, 2014. In January 2015, the Company assumed the principal business operations of Dynamic Environmental, Inc., a related company with the same sole director as the Company, by continuing the principal business while Dynamic Environmental, Inc. ceased operations of its principal business. Therefore, the Company is considered a continuation of Dynamic Environmental, Inc. The Company’s principal business is the provision of environmental and disaster response services.

2.	Basis of Presentation

a)	Interim Financial Statements

The interim unaudited financial statements as of June 30, 2016, and for the three months and six months ended June 30, 2016 and 2015, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the years ended December 31, 2015 and 2014.

b)	Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities and commitments in the normal course of business for the foreseeable future. The Company has a working capital deficit of $26,668 as at June 30, 2016 and has suffered net losses. The Company has funded activities to date from debt financings and earnings. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and public issuance of common stock. While the Company believes that it will be successful in obtaining the necessary financing and generating revenue to fund its operations, meet regulatory requirements and achieve commercial goals, there are no assurances that such additional funding will be achieved and that it will succeed in its future operations.

3.	Property and Equipment

	Equipment $	Vehicles $	Total $

Cost:
Balance, December 31, 2015	93,080	205,530	298,610
Additions	–	19,366	19,366
Balance, June 30, 2016	93,080	224,896	317,976

Accumulated amortization:
Balance, December 31, 2015	66,578	181,100	247,678
Additions	3,219	9,693	12,912
Balance, June 30, 2016	69,797	190,793	260,590

Carrying amounts:
Balance, December 31, 2015	26,502	24,430	50,932
Balance, June 30, 2016	23,283	34,103	57,386

4.	Purchase Agreement

On September 1, 2015, the Company entered into a Purchase Agreement to purchase a building for a price of $150,000. Per the Agreement, the Company made a down payment $18,000 upon signing the agreement and the remaining $132,000 is due on the closing date of the Agreement. The closing date is to be 1 year after the date of the Agreement, with an option to extend the closing date for an additional 6 months. As at June 30, 2016, the Agreement has not closed and the Company does not own the building.

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

5.	Related Party Transactions

a)	As at June 30, 2016, the Company owes the President of the Company $31,030 (December 31, 2015 - $38,030) for advances payable to the fund Company. The amount is unsecured, non-interest bearing and due on demand.

b)	On April 13, 2016, the Company purchased a vehicle from the President of the Company for a total purchase price of $19,366. The $19,366 will be paid by a $6,000 down payment followed by monthly payments of $338 until the total balance is paid off. As at June 30, 2016, the Company owes the President of the Company $12,352 for the purchase of the vehicle.

6.	Notes Payable

During the year ended December 31, 2013, the Company entered a loan agreement with a non-related third party for $32,651. The loan is unsecured, non-interest bearing and due on demand. As of June 30, 2016, the Company owed $18,151 (December 31, 2015 - $22,151).

7.	Stockholders’ Equity

During the six months ended June 30, 2016, the Company issued 480,000 shares of common stock at $0.05 per share for cash proceeds of $24,000.

During the six months ended June 30, 2016, the Company received cash proceeds of $11,000 from the collection of a subscription receivable.

During the six months ended June 30, 2016, the Company issued 5,000 shares of common stock with a fair value of $250 to a new board member as compensation for consulting services.

During the six months ended June 30, 2016, the Company issued 200,000 shares of common stock with a fair value of $10,000 to a non-related third party as compensation for marketing services.

During the six months ended June 30, 2015, the Company issued 600,000 shares of common stock with a fair value of $30,000 to a non-related third party as compensation for professional services.

During the six months ended June 30, 2015, the Company issued 14,960,000 shares of common stock for cash proceeds of $13,000, of which $8,000 had not been received as at June 30, 2015 and was classified as a subscription receivable.

8.	Concentrations

The Company’s receivables were concentrated among three customers as of June 30, 2016, and December 31, 2015:

Customer	Receivables as at June 30, 2016	Receivables as at December 31, 2015

1	36%	62%
2	35%	22%
3	29%	16%

The Company’s revenues were concentrated among three customers during the six months ended June 30, 2016, and 2015:

Customer	Revenue for the Six Months Ended June 30, 2016	Revenue for the Six Months Ended June 30, 2015

1	48%	46%
2	37%	42%
3	11%	*

* not greater than 10%

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements”. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

Although we believe that the expectations reflected in any of our forward- looking statements are reasonable, actual results could differ materially from those projected or assumed in any or our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	Our results are vulnerable to economic conditions;

•	Our ability to raise adequate working capital;

•	Loss of customers or sales weakness;

•	Inability to achieve sales levels or other operating results;

•	The unavailability of funds for capital expenditures;

•	Operational inefficiencies;

•	Increased competitive pressures from existing competitors and new entrants.

DESCRIPTION OF BUSINESS

Organization

We were incorporated in the state of Florida on October 31, 2014. We have never been the subject of a material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course. Further, we have never been the subject of a bankruptcy, receivership or similar proceeding.

Business

Our emergency response/emergency management services are available upon request in all 50 states. Based on our level of expertise we are commonly contracted to be present and assist with management and execution of environmental/emergency based situations throughout the USA. We currently have one regional service center, which is located in Waveland, Mississippi and covers from Lafayette, Louisiana to Pensacola, Florida, which represents a 150-mile radius.

We provide services in 4 major categories, as follows:

(1)	Field and Industrial Services, i.e., above ground and underground storage tank (i.e. oil, chemical cleaning and removal.

(2)	Emergency Response and Disaster Recovery, i.e., oil spills, pipeline spills, avian bird flu

(3)	Waste Transportation and Disposal Services, i.e., disposal, landfill treatment, flood debris cleanup

(4)	Remediation and Construction Services, including site remediation and demolition

We intend to expand our business, as follows:

•	Secure agreements for our services in the industrial corridor between Lake Charles, Louisiana to Pensacola, Florida covering Louisiana, Mississippi, Alabama and Florida;

•	Build stronger relationships as a premier environmental contractor by securing client agreements leading to opening up additional service centers;

•	Attempt to secure master service agreements with companies in need of environmental maintenance as well as an environmental responder if the need arises; and.

•	Establish Service Centers strategically located cover an approximately 100-200-mile radius.

Service Center locations are a traditional format for conducting the environmental services business. Each Service Center will be a base of operations to provide environmental services for a radius of approximately 100 - 200 miles and will consist of a manager, foreman, multiple technicians, supplies and the necessary equipment to provide the environmental services. Our current headquarters in Waveland Mississippi is an active service center that will serve as a model for any new service centers. Our Chief Executive Officer will direct the establishment of each Service Center. We estimate total costs of approximately $351,000 for each Service Center, as follows:

We plan on establishing our second Service Center in Northern, Florida to cover the territory from Lake Charges, Louisiana and Pensacola, Florida. Because this Service Center is contingent upon adequate funding and/or raising capital, we do not have a schedule for establishing this Service Center. Assuming we do receive adequate funds to establish the Northern, Florida Service Center, it will take approximately 3 months to become operational.

We intend to fund each Service Center through existing revenues and/or raising capital or a combination of the foregoing; however, there is no assurance that we will be successful in generating sufficient revenues or raising adequate capital for the foregoing purposes.

Trends and Uncertainties

Our business is subject to the following trends and uncertainties:

•	The level of local, state and federal environmental regulation, which would positively or negatively affect the demand for our services;

•	The level of commercial and governmental business in the United States;

•	The political agenda of the next Presidential administration that will affect the level of environmental regulations and enforcement; and

•	Whether the level of our emergency response business will materially increase or decrease.

Going Concern

Our financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge its liabilities and commitments in the normal course of business for the foreseeable future. We had a working capital deficit of $26,668 at June 30, 2016 and a net loss of $45,577 for the six months ended June 30, 2016. We have funded our activities to date from debt financings and earnings. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our management intends to finance operating costs over the next twelve months with existing cash on hand and public issuance of common stock. While we believe that we will be successful in obtaining the necessary financing and generating revenue to fund our operations, meet regulatory requirements and achieve commercial goals, there are no assurances that such additional funding will be achieved and that we will succeed in our future operations.

We will attempt to overcome the going concern opinion by increasing our revenues, as follows:

•	Expansion of our business by securing agreements for our services;

•	Build stronger relationships by securing client agreements leading to opening up additional service centers;

•	Secure master service agreements;

•	Establish a service center in Northern Florida;

•	Marketing services; and

•	Obtaining financing.

Our attempt to overcome the going concern opinion may fail since all of the above will lead to increased expenses and possible net losses.

COMPARATIVE RESULTS FOR THE 6 MONTHS ENDED JUNE 30, 2016 AND JUNE 30, 2015 AND THE 3 MONTHS ENDED JUNE 30, 2016 AND JUNE 30, 30, 2015

Results of Operations: For the 6 months ended June 30, 2015 and June 30, 2016

Liquidity and Capital Resources

Revenues

Our revenues for the six months ended June 30, 2016 and 2015 were $694,731 and $910,712, respectively, reflecting decreased revenues of $215,981 or 24%. The $215,981 decrease in our revenues is attributable to fewer needs for our services.

As an emergency response company, our revenues have historically been contingent upon the occurrence of emergency incidents and the corresponding need for our services. Apart from whether the level of our emergency response business will materially increase or decrease contingent upon the occurrence of such emergency incidents, there are no known trends and uncertainties that are attributable to our decreased revenues or are revenues in the immediate future. Additionally, there have been no increased prices or introduction of new services that were factors in our decreased revenues.

Net Profit/Net Loss

We had a net profit of $458,535 for the six months ended June 30, 2015 and a net loss of $45,577 for the six months ended June 30, 2016, reflecting decreased profits of $458,535 plus the $45,577 loss for a total of $504,112 or 110% comparing the 6 months ended June 30, 2015 to the 6 months ended June 30, 2015. Our $504,112 decrease in net profit for the 6 months ended June 30, 2015 compared to the six months ended June 30, 2016 is primarily attributable to increased general administrative costs of $124,128, increased cost of sales of $170,258 and decreased revenue of $215,981.

We had a working capital deficit of $26,668 for the fiscal 6 months ended June 30, 2016 and a working capital deficit of $17,183 for our fiscal year ended December 31, 2015 representing a $9,485 decrease or 55% increase in working capital deficit, which is primarily attributable to a $135,299 increase in current liabilities primarily consisting of a $142,243 increase in accounts payable, offset by a $156,454 increase in accounts receivable.

Our net cash flows used in operating activities was ($36,626) for the 6 months ended June 30, 2016 compared to ($22,716) for the 6 months ended June 30, 2015, representing a $13,910 increase in cash flows used in operating activities. The $13,910 increase is primarily attributable to increased payroll and related additional hiring of shop and office personnel during the 6-month period ending June 30, 2016 compared to the 6-month period ending June 30, 2015.

Operating Expenses

We incurred total operating expenses of $298,028 and $178,494 for the 6 months ended June 30, 2016 and 2015, reflecting an increase of $119,534 or 67% from the six months ending June 30, 2015 to the six months ending June 30, 2016. The primary components of this $119,534 increase mainly consist a $124,128 increase in general and administrative expenses.

Our net cash used in investing activities were ($6,000) and ($3,873) for the six months ended June 30, 2016 and 2015, reflecting a $2,127 increase in net cash used in investing activities. This $2,127 increase consists solely of a $2,127 increase in cash used in purchase of property and equipment.

Our net cash provided by financing activities was $22,986 provided by financing activities for the 6-month period ended June 30, 2016, compared to $29,511 during the six months ended June 30, 2015, reflecting a decrease of $6,525 or 22%. The $6,525 decrease is primarily attributable to a $33,375 decrease in proceeds from a related party and $8,014 increase in repayment to related party, offset by a $11,000 increase in proceeds from collection of subscription receivable, a $19,000 increase in proceeds received from issuance of common stock, and a $4,864 decrease in repayment of note payable.

Results of Operations: For the 3 months ended June 30, 2015 and June 30, 2016

Revenues

Our revenues for the three-month period ended June 30, 2016 and 2015 were $544,809 and $865,846, respectively, reflecting decreased revenues of $321,037 or 37%. The $321,037 decrease in our revenues is primarily attributable to less demand for our services in the 3-month period ended June 30, 2016 and a high demand for our services and corresponding amount of projects in the 3 months ended June 30, 2015

As an emergency response company, our revenues have historically been contingent upon the occurrence of emergency incidents and the corresponding need for our services. Apart from whether the level of our emergency response business will materially increase or decrease contingent upon the occurrence of such emergency incidents, there are no known trends and uncertainties that are attributable to our decreased revenues or are revenues in the immediate future. Additionally, there have been no increased prices or introduction of new services that were factors in our decreased revenues.

Net Profit/Net Loss

We had a net profit of $25,706 and $526,393 for the three month ended June 30, 2016 and 2015, reflecting decreased profit of $500,687 or 95% comparing the three-month period ended June 30, 2015 to the three-month period ended June 30, 2016. The $500,687 decrease in net profit is primarily attributable to an $89,784 or 89% increase in general and administrative expenses, a $90,637 increase in cost of revenue, and a decrease of 321,037 in revenues from the three-month period ended June 30, 2016 to the three-month period ended June 30, 2015.

Operating Expenses

We incurred total operating expenses of $190,487 and $100,703 for the 3-month period ended June 30, 2016 and 2015 respectively, reflecting an increase of $89,784 or 89% from the three months ended June 30, 2015 to the six months ended June 30, 2016. The primary components of this $89,784 increase mainly consists a $91,701 (or 91%) increase in general and administrative expenses from the six months ended June 30, 2015 to the six months ended June 30, 2016.

Liquidity and Capital Resources

Going forward, our cash needs over the next 12 months from June 30, 2016, include the following estimated expenditures:

1)	Payroll, $788,440
2)	Insurances, $57,000
3)	Equipment Rentals, $84,000
4)	Lodging for our permanent and/or part-time employees and contractors for projects beyond approximately 65 miles of our current Waveland, Mississippi service center, $122,000
5)	New Service Center in Northern Florida, $351,000

Separate and apart from the above expenses, we estimate that we will incur approximately $57,000 of marketing expenses that we anticipate over the next 12 months from June 30, 2016.

These estimated expenditures are based on expenses from fiscal year 2015 and our increased emergency response projects over the last 2 years. These numbers will be drastically affected by whether we are successful in establishing a new service center and the volume of work; therefore, if we are unsuccessful in establishing a new service center and/or if workload happens to decrease our expenditures will correspondingly decrease.

We plan on meeting our cash needs, including SEC reporting costs, by: (a) attempting to increase our revenues through increased marketing; (b) securing additional master service agreements; and (c) obtaining financing through a debt or equity offering.

There is no assurance that we will secure additional capital. There currently are no agreements, arrangements, or understandings that would enable us to obtain funds through bank loans, lines of credit, or any other source.

There is no assurance that we will secure additional capital. There currently are no agreements, arrangements, or understandings that would enable us to obtain funds through bank loans, lines of credit, or any other source.

Off-Balance sheet arrangements

None.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4.   Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  We will continue to evaluate the effectiveness of internal controls and procedures on an on-going basis.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings.

We know of no material pending legal proceedings to which our company or our subsidiary is a party or of which any of our properties, or the properties of our subsidiary, is the subject. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

We know of no material proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder is a party adverse to our company or our subsidiary or has a material interest adverse to our company or our subsidiary.

Item 1A.   Risk Factors

As a smaller reporting company, we are not required to provide risk factors; however, you may review risk factors in our S-1 Registration Statement beginning at page 7, at the following link: https://www.sec.gov/Archives/edgar/data/1643930/000114420416117507/v446392_s1a5.htm.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2016, we:

a)	Issued 480,000 shares of common stock at $0.05 per share for cash proceeds of $24,000.

b)	Received cash proceeds of $11,000 from the collection of a subscription receivable.

c)	Issued 5,000 shares of common stock for an aggregate value of 250 to a new board member as compensation for consulting services.

d)	Issued 200,000 shares of common stock with a fair value of $10,000 to a non-related third party as compensation.

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Mine Safety Disclosures.

None

Item 5.   Other information

None.

Item 6.   Exhibits.

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

* (to be filed by amendment)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 18, 2016

DYNAMIC ENVIRO, INC.

By: /s/ Brant Cochran
Name: Brant Cochran
Chief Executive Officer
(Principal Executive Officer & Chief Executive Officer)

By: /s/ Alfred Chisholm
Name: Alfred Chisholm
Chief Financial Officer
(Chief Financial Officer/Chief Accounting Officer)

