Form 10-Q
period 2016-09-30
Dynamic Enviro Inc.
filed 2016-11-14
CIK 1643930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

The Company has 76,943,320 shares outstanding as of November 9, 2016

2

PART I – FINANCIAL INFORMATION

DYNAMIC ENVIRO, INC.

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2016	2015

ASSETS

Current Assets

Cash	$45,771	$23,845
Accounts receivable	246,731	53,326
Subscriptions receivable	-	11,000
Prepaid expenses	3,600	3,600

Total Current Assets	296,102	91,771

Deposit	18,000	18,000

Property and equipment; net of accumulated amortization of $270,063 and $247,678, respectively	47,913	50,932

Total Assets	$362,015	$160,703

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	$287,561	$48,773
Notes payable	15,651	22,151
Due to related party	38,382	38,030

Total Current Liabilities	341,594	108,954

Notes payable – related party	-	-

Total Liabilities	341,594	108,954

Stockholders’ Equity

Preferred Stock

Authorized: 30,000,000 shares, no par value Issued and Outstanding: nil shares	–	–
Common Stock

Authorized: 200,000,000 shares, $0.0001 par value Issued and Outstanding: 76,943,320 and 76,133,320 shares, respectively	7,694	7,613
Additional Paid-in Capital	219,068	178,649
Deficit	(206,341)	(134,513)

Total Stockholders’ Equity	20,421	51,749

Total Liabilities and Stockholders’ Equity	$362,015	$160,703

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

DYNAMIC ENVIRO, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the	For the
	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2016	2015

Cash Flows from Operating Activities

Net loss	$(71,828)	$(151,980)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	22,385	28,181
Stock issued for services	16,500	131,398
Changes in operating assets and liabilities:
Accounts receivable	(193,405)	(136,836)
Accounts payable and accrued expense	238,788	129,864
Net Cash Provided by Operating Activities	12,440	627

Cash Flows from Investing Activities
Purchase of property and equipment	(6,000)	-
Net Cash Used in Investing Activities	(6,000)	-

Cash Flows from Financing Activities

Proceeds from collection of subscription receivable	11,000	–
Proceeds received from issuance of common stock	24,000	18,500
Repayment of note payable	(6,500)	(13,335)
Repayment to related party	(13,014)	–
Advance from related party	–	16,345
Net Cash Provided by Financing Activities	15,486	21,510

Net Increase in Cash	21,926	22,137
Cash - Beginning of Period	23,845	18,434
Cash - End of Period	45,771	$40,571
	$
Non-cash transactions:
Stock issued for subscriptions receivable
Note payable issued for vehicle acquired from related party	$–	$22,000
	13,366	–
Supplemental disclosures of cash flow information:
Interest paid

Income taxes paid	$–	$–
	–	–

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

DYNAMIC ENVIRO, INC.

Consolidated Statements of Operations

(Unaudited)

			For the	For the
	For the	For the	Three	Three
	Nine Months	Nine Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015

Revenue	$1,127,072	$1,825,343	$432,341	$914,631

Cost of Revenue	786,798	1,148,527	344,518	876,505

Gross Profit	340,274	676,816	87,823	38,126

Operating Expenses
Depreciation expense	22,385	28,181	9,473	10,675
General and administrative	389,717	799,911	104,601	638,923

Total Operating Expenses	412,102	828,092	114,074	649,598

Operating Loss	(71,828)	(151,276)	(26,251)	(611,472)

Other Expenses
Interest income/(expense)	-	(704)	-	957

Total Other Income(Expense)	-	(704)	–	957

Net Loss	$(71,828)	$(151,980)	$(26,251)	$(610,515)

Net Loss Per Share, Basic and Diluted	$(0.00)	$(0.02)	$(0.00)	$(0.04)
Weighted Average Shares Outstanding, Basic and Diluted	76,656,605	8,676,850	76,884,896	15,560,000

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

DYNAMIC ENVIRO, INC.

Notes to Unaudited Consolidated Financial Statements

1.	Nature of Operations

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

The interim unaudited financial statements as of September 30, 2016, and for the three months and nine months ended September 30, 2016 and 2015, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the years ended December 31, 2015 and 2014.

b)	Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities and commitments in the normal course of business for the foreseeable future. The Company has a working capital deficit of $45,492 as at September 30, 2016 and has suffered net losses. The Company has funded activities to date from debt financings and earnings. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and public issuance of common stock. While the Company believes that it will be successful in obtaining the necessary financing and generating revenue to fund its operations, meet regulatory requirements and achieve commercial goals, there are no assurances that such additional funding will be achieved and that it will succeed in its future operations.

3.	Property and Equipment

	Equipment $	Vehicles $	Total $

Cost:
Balance, December 31, 2015	93,080	205,530	298,610
Additions	–	19,366	19,366
Balance, September 30, 2016	93,080	224,896	317,976

Accumulated amortization:
Balance, December 31, 2015	66,578	181,100	247,678
Additions	4,829	17,556	22,385
Balance, September 30, 2016	71,407	198,656	270,063

Carrying amounts:
Balance, December 31, 2015	26,502	24,430	50,932
Balance, September 30, 2016	21,673	26,240	47,913

4.	Purchase Agreement

On September 1, 2015, the Company entered into a Purchase Agreement to purchase a building for a price of $150,000. Per the Agreement, the Company made a down payment $18,000 upon signing the agreement and the remaining $132,000 is due on the closing date of the Agreement. The closing date is to be 1 year after the date of the Agreement, with an option to extend the closing date for an additional 6 months. As at September 30, 2016, the Agreement has not closed and the Company does not own the building.

5.	Related Party Transactions

a)	As at September 30, 2016, the Company owes the President of the Company $26,030 (December 31, 2015 - $38,030) for advances payable to the fund Company. The amount is unsecured, non-interest bearing and due on demand.

b)	On April 13, 2016, the Company purchased a vehicle from the President of the Company for a total purchase price of $19,366. The $19,366 will be paid by a $6,000 down payment followed by monthly payments of $338 until the total balance is paid off. As at September 30, 2016, the Company owes the President of the Company $12,352 for the purchase of the vehicle.

6.	Notes Payable

During the year ended December 31, 2013, the Company entered a loan agreement with a non-related third party for $32,651. The loan is unsecured, non-interest bearing and due on demand. As of September 30, 2016, the Company owed $15,651 (December 31, 2015 - $22,151).

7.	Stockholders’ Equity

During the nine months ended September 30, 2016, the Company issued 480,000 shares of common stock at $0.05 per share for cash proceeds of $24,000.

During the months ended September 30, 2016, the Company received cash proceeds of $11,000 from the collection of a subscription receivable.

During the nine months ended September 30, 2016, the Company issued 5,000 shares of common stock with a fair value of $250 to a new board member as compensation for consulting services.

During the nine months ended September 30, 2016, the Company issued 200,000 shares of common stock with a fair value of $10,000 to a non-related third party as compensation for marketing services.

During the nine months ended September 30, 2016, the Company issued 125,000 shares of common stock with a fair value of $6,250 to a non-related third party as compensation for legal services.

8.	Concentrations

The Company’s receivables were concentrated among three customers as of September 30, 2016, and December 31, 2015:

Customer	Receivables as at September 30, 2016		Receivables as at December 31, 2015

1	78%		62%
2	*	%	22%
3	*	%	16%

The Company’s revenues were concentrated among three customers during the nine months ended September 30, 2016, and 2015:

Customer	Revenue for the nine Months Ended September 30, 2016	Revenue for the Nine Months Ended September 30, 2015

1	39%	48%
2	31%	43%
3	17%	*

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

Business

Our emergency response/emergency management services are available upon request in all 50 states. Based on our level of expertise we are commonly contracted to be present and assist with management and execution of environmental/emergency based situations throughout the USA. We currently have one regional service center, which is in Waveland, Mississippi and covers from Lafayette, Louisiana to Pensacola, Florida, which represents a 150-mile radius.

We provide services in 4 major categories, as follows:

(1)	Field and Industrial Services, i.e., above ground and underground storage tank (i.e. oil, chemical cleaning and removal)

(2)	Emergency Response and Disaster Recovery, i.e., oil spills, pipeline spills, avian bird flu

(3)	Waste Transportation and Disposal Services, i.e., disposal, landfill treatment, flood debris cleanup

(4)	Remediation and Construction Services, including site remediation and demolition

We intend to expand our business, as follows:

•	Secure agreements for our services in the industrial corridor between Lake Charles, Louisiana to Pensacola, Florida covering Louisiana, Mississippi, Alabama and Florida;

•	Build stronger relationships as a premier environmental contractor by securing client agreements leading to opening additional service centers;

•	Attempt to secure master service agreements with companies in need of environmental maintenance as well as an environmental responder if the need arises; and.

•	Establish Service Centers strategically located to cover an approximately 100-200-mile radius.

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

We intend to fund each Service Center through existing revenues and/or raising capital or a combination of the foregoing; however, there is no assurance that we will be successful in generating sufficient revenues or raising adequate capital.

Trends and Uncertainties

Our business is subject to the following trends and uncertainties:

•	The level of local, state and federal environmental regulation, which would positively or negatively affect the demand for our services;

•	The level of commercial and governmental business in the United States;

•	The political agenda of the Trump administration that will affect the level of environmental regulations and enforcement; and

•	Whether the level of our emergency response business will materially increase or decrease.

Going Concern

Our financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge its liabilities and commitments in the normal course of business for the foreseeable future. We had a working capital deficit of $45,492 at September 30, 2016 and a net loss of $71,828 for the nine months ended September 30, 2016. We have funded our activities to date from debt financings and earnings. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our management intends to finance operating costs over the next twelve months with existing cash on hand and public issuance of common stock. While we believe that we will be successful in obtaining the necessary financing and generating revenue to fund our operations, meet regulatory requirements and achieve commercial goals, there are no assurances that such additional funding will be achieved and that we will succeed in our future operations.

We will attempt to overcome the going concern opinion by increasing our revenues, as follows:

•	Expansion of our business by securing agreements for our services;

•	Build stronger relationships by securing client agreements leading to opening additional service centers;

•	Secure master service agreements;

•	Establish a service center in Northern Florida;

•	Marketing services; and

•	Obtaining financing.

Our attempt to overcome the going concern opinion may fail since all of the above will lead to increased expenses and possible net losses.

COMPARATIVE RESULTS FOR THE 9 MONTHS ENDED SEPTEMBER 30, 2016 AND SEPTEMBER 30, 2015 AND THE 3 MONTHS ENDED SEPTEMBER 30, 2016 AND SEPTEMBER 30, 2015

Results of Operations: For the 9 months ended September 30, 2015 and September 30, 2016

Liquidity and Capital Resources

Revenues

Our revenues for the nine months ended September 30, 2016 and 2015 were $1,127,072 and $1,825,343, respectively, reflecting decreased revenues of $698,271. The $698,271 decrease in our revenues is attributable to fewer needs for our services for the 9 months ended September 30, 2015 compared to the 9 months ended September 30, 2016.

As an emergency response company, our revenues have historically been contingent upon the occurrence of emergency incidents and the corresponding need for our services. Apart from whether the level of our emergency response business will materially increase or decrease contingent upon the occurrence of such emergency incidents, there are no known trends and uncertainties that are attributable to our decreased revenues or revenues in the immediate future. Additionally, there have been no increased prices or introduction of new services that were factors in our decreased revenues.

Net Loss

We had a net loss of $71,828 for the nine months ended September 30, 2016 and a net loss of $151,980 for the nine months ended September 30, 2015, reflecting decreased losses of $80,152 for the 9 months ended September 30, 2016. The 80,152 of decreased losses for the 9 months ended September 30, 2016 is primarily attributable to decreased general and administrative expenses of $410,194 and decreased cost of sales of $361,729 for the 9 months ended September 30, 2016.

We had a working capital deficit of $45,492 for the fiscal 9 months ended September 30, 2016 and a working capital deficit of $17,183 for our fiscal year ended December 31, 2015 representing a $28,309 increase in working capital deficit, which is primarily attributable to an increase of $238,788 in accounts payable, and offset by increase of $193,405 in accounts receivable during the 9 months ended September 30, 2016.

Our net cash flows provided by operating activities was $12,440 for the 9 months ended September 30, 2016 compared to $627 for the 9 months ended September 30, 2015, representing a $11,813 increase in cash flows provided by operating activities.

Operating Expenses

We incurred total operating expenses of $412,102 and $828,092 for the 9 months ended September 30, 2016 and 2015, reflecting a decrease of $415,990 for the nine months ending September 30, 2016. The primary components of this $415,990 primarily is attributable to a $410,194 decrease in general and administrative expenses for the 9 months ended September 30, 2016 stemming from increased demand for our emergency response services and corresponding general and administrative expenses for the 9 months ended September 30, 2016.

Our net cash used in investing activities were $6,000 and $0, respectively, for the nine months ended September 30, 2016 and 2015, the increase is solely attributable to $6,000 for purchase of property and equipment during the 9-month period ending September 30, 2016, with no entry for purchase of property and equipment for the 9-month period ending September 30, 2015.

Our net cash provided by financing activities was $15,486 for the 9-month period ended September 30, 2016, compared to $21,510 for the nine months ended September 30, 2015 reflecting decreased financing activities of $6,024.

Liquidity and Capital Resources

Going forward, our cash needs over the next 12 months from September 30, 2016, include the following estimated expenditures:

1)	Payroll, $788,440

2)	Insurances, $57,000

3)	Equipment Rentals, $84,000

4)	Lodging for our permanent and/or part-time employees and contractors for projects beyond approximately 65 miles of our current Waveland, Mississippi service center, $122,000

5)	New Service Center in Northern Florida, $351,000

Separate and apart from the above expenses, we estimate that we will incur approximately $57,000 of marketing expenses that we anticipate over the next 12 months from September 30, 2016.

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

Results of Operations: For the 3 months ended September 30, 2015 and September 30, 2016

Revenues

Our revenues for the 3-month period ended September 30, 2016 and 2015 were $432,341 and 914,631, respectively, reflecting decreased revenues of $482,290. The $482,290 of decreased revenues is primarily attributable to a higher demand for our services and corresponding increased amount of projects for the 3 months ended September 30, 2015 compared to the 3-month period ending September 30, 2016.

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

Net Loss

We had a net loss of $26,251 and $610,515 for the 3-month ended September 30, 2016 and 2015, respectively, reflecting decreased net losses of $584,264 comparing the 3-month period ended September 30, 2015 to the three-month period ended September 30, 2016. The $584,264 decrease in net loss is primarily attributable to a $534,322 decrease in general and administrative expenses, $531,987 decrease in cost of revenue and decreased revenues of $482,290 for the 3 months ended September 30, 2016 when comparing the 3 months ended September 30, 2015.

Operating Expenses

We incurred total operating expenses of $114,074 and $649,598, respectively, for the 3-month period ended September 30, 2016 and 2015, reflecting a decrease of $535,524 for the 3 months ended September 30, 2016. The primary components of this $535,524 decrease are primarily attributable to a $534,322 decrease in general and administrative expenses.

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

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2016.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2016, we:

a)	Issued 480,000 shares of common stock at $0.05 per share for cash proceeds of $24,000.

b)	Received cash proceeds of $11,000 from the collection of a subscription receivable.

c)	Issued 5,000 shares of common stock for an aggregate value of 250 to a new board member as compensation for consulting services.

d)	Issued 200,000 shares of common stock with a fair value of $10,000 to a non-related third party as compensation.

(e)	Issued 125,000 shares of common stock to our corporate and securities counsel for one year of legal services.

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Mine Safety Disclosures.

None

Item 5.   Other information

None.

Item 6.   Exhibits.

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2016

DYNAMIC ENVIRO, INC.

By: /s/ Brant Cochran
Name: Brant Cochran
Chief Executive Officer
(Principal Executive Officer & Chief Executive Officer)

By: /s/ Alfred Chisholm
Name: Alfred Chisholm
Chief Financial Officer
(Chief Financial Officer/Chief Accounting Officer)

