Form 10-K
period 2016-12-31
Dynamic Enviro Inc.
filed 2017-03-29
CIK 1643930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

or

☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

COMMISSION FILE NO. 000-55682

DYNAMIC ENVIRO, INC.
(Exact name of registrant as specified in its charter)

Florida	47-2239835
(State of Incorporation)	(IRS Employer Identification Number)

9100 Kiln Waveland Cutoff Road
Waveland, Mississippi 39520
(Address of principal executive office, including Zip Code)

Registrant's telephone number, including area code: 800-793-0355

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of Each Exchange on Which Registered
Class A Common Stock, $0.0001 par value	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period).

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant cannot be determined because the registrant does not yet have a trading symbol.

As of March 29, 2017, the registrant had 76,978,320 shares of common stock issued and outstanding.

FORWARD LOOKING STATEMENTS133

This report contains forward-looking statements, including statements regarding future financial performance and results and other statements that are not historical facts. Such statements are included in "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report. When used in this report, words such as "may," "will," "should," "could," "anticipate," "believe," "expect," "estimate," "intend," "plan," "predict," "potential," "continue" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, there can be no assurance that actual results or developments anticipated by the Company will be realized or, even if realized, that they will have the expected effects on its business or operations. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors beyond the Company's control.

PART I

Item 1. Business

Organization

We were incorporated in the state of Florida on October 31, 2015. We have never been the subject of a material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course. Further, we have never been the subject of a bankruptcy, receivership or similar proceeding.

Types of Services

We provide services in 4 major categories, as follows:

(1) Field and Industrial Services

Field and industrial services involve any one or a combination of the following:
·            Above ground and underground storage tank (i.e. oil, chemical) cleaning and removal
·            Wet and dry vacuuming waste, water, septic, solids, dirt or any items needing removal
·            Equipment cleaning
·            Product transfers such as moving chemicals from one tank to another tank
·            Confined space entry/removal in conformity with OSHA guidelines
·            Vessel decontamination, such as drums, tanks, ships or other that require environmental services
·            Operation and maintenance
·            Temporary storage of materials requiring temporary housing while performing cleanup services
·            High pressure washing and blasting
·            Dewatering involving removal of excess liquids to facilitate handling of materials
·            Waste management
·            Scheduled industrial maintenance programs
·            Industrial shutdowns

(2) Emergency Response and Disaster Recovery

·            24 hour, 365 days a year, land and marine based oil, fuel and chemical spill response
·            Advanced specialized emergency and disaster services
·            Oil spills
·            Pipeline spills
·            Flood debris cleaning
·            Avian bird flu

(3) Waste Transportation and Disposal Services

·            Transportation of Haz/Non-Haz Waste Streams
·            Disposal
·            Landfill, treatment, incineration, recycling/recovery
·            Lab chemical packing, sampling analysis, manifesting /labeling, clandestine meth lab cleanup
·            Container management
·            Roll-Off containers (dumpsters), vacuum boxes, totes, drums, frack-tanks (large temporary storage)
·            Flood debris cleanup

(4) Remediation and Construction Services

(a) Site Remediation

·            Facility decontamination
·            Subsurface (underground) source removal
·            Pit/Pond Lagoon closures (i.e. retention ponds, waste ponds) to properly remediate and close
·            Underground storage tank and above ground storage tank closure
·            Site restoration
·            Biological hazards mitigation

(b) Demolition

Plant decommissioning, dismantlement, asset recovery

Marketing Strategies

We intend to grow our business through the following marketing strategies:
·            Increased internet presence through cost per click and search engine optimization;
·            Employing experienced sales person to focus on remediation and industrial sales;
·            Trade shows;
·            Through the marketing services of George Gros (See page _ of this prospectus) pertaining to our environmental response/disaster relief; and
·            Billboards and direct mail.

Target Market

Our target market includes utilities, petro-chemical, manufacturing, transportation, government, military, refineries, insurance corporations, engineering firms, energy companies and federal, state and local entities.

Reliance Upon One or a Few Customers

During our fiscal year 2016, 3 environmental and emergency response customers accounted for 86% of our revenues, as follows:
a)	SET 52%
b)	SWS Environmental Services 22%
c)	Red Hawk Industrial Services 12%

Reliance Upon Emergency Response Services

Historically 50% of our business is derived from emergency response services and 45% of our revenues in fiscal year 2016 are attributable to our emergency response work.  Emergency response services are unpredictable because they are based solely on unexpected emergency needs.

Our Expansion Plans

We intend to expand our business, as follows:

•	Secure agreements for our services in the industrial corridor between Lake Charles, Louisiana to Pensacola, Florida covering Louisiana, Mississippi, Alabama and Florida;
•	Secure agreements for our services in the Midwestern United States
•	Build stronger relationships as a premier environmental contractor by securing client agreements leading to opening additional service centers;
•	Attempt to secure master service agreements with companies in need of environmental maintenance as well as an environmental responder if the need arises; and.
•	Establish Service Centers strategically located cover an approximately 100-200 mile radius.

Service Center locations are a traditional format for conducting the environmental services business. Each Service Center will be a base of operations to provide environmental services for a radius of approximately 100 - 200 miles and will consist of a manager, foreman, multiple technicians, supplies and the necessary equipment to provide the environmental services

We plan on establishing our third Service Center in Northern, Florida to cover the territory from Lake Charles, Louisiana and Pensacola, Florida. Because this Service Center is contingent upon adequate funding and/or raising capital, we do not have a schedule for establishing this Service Center. Assuming we do receive adequate funds to establish the Northern, Florida Service Center, it will take approximately 3 months to become operational.

We intend to fund each Service Center through existing revenues and/or raising capital or a combination of the foregoing; however, there is no assurance that we will be successful in generating sufficient revenues or raising adequate capital for the foregoing purposes.

Geographic Territory

Our emergency response/emergency management services are available upon request in all 50 states. Based on our level of expertise we are commonly contracted to be present and assist with management and execution of environmental/emergency based situations throughout the USA. For example, one of our largest projects to date in Iowa for the Avian Bird Flu for which we were contracted not only for labor support but also for management support. Dynamic Environmental has performed work in the following states: Florida, Alabama, Louisiana, Mississippi, Tennessee, Missouri, Illinois, Michigan, Iowa, Wisconsin, Georgia, New York, New Jersey, Indiana, Oklahoma, Arkansas, California, Texas, Kentucky and New Jersey.  We have performed work in the following states: Iowa, Louisiana, Mississippi, Tennessee, Missouri, Illinois, Michigan, Wisconsin, New York, Indiana, Kentucky, Oklahoma, Alabama, Florida, Arkansas, California, New Jersey and Texas. Our services were provided in the foregoing states through various companies we had prior business arrangements and/or services previously performed for such companies. With the exception of Mississippi, Florida and Illinois, we performed the services in the foregoing states by transporting certain of our employees to projects in those states and hiring other employees located in the states where the project was being conducted on an as-needed basis.

We currently have two regional service centers, one is in Waveland, Mississippi and covers from Lafayette, Louisiana to Pensacola, Florida, which represents a 150-mile radius, and the other in Roxana, Illinois which covers Illinois, Missouri, Kentucky and Indiana, which represents a 300-mile radius.

Competition

We compete with large and small companies in each of the markets in which we operate. The environmental cleanup and emergency response industry is highly competitive and rapidly evolving. There are a number of major competitors in this industry, including Clean Harbors, USES and SWS. Price, response time, reliability and safety record are the principal methods of choosing a contractor in the industry. Based upon these criteria, our position in the industry is relatively small. Our competitors have established market positions more prominent than ours, and if we fail to attract and retain customers and establish a successful distribution network, we may be unable to achieve additional sales and market share.

The principal competitive factors applicable to our industry are:
·            Price
·            Specialized permits and "niche" service offerings
·            Customer service
·            Operational efficiency and technical expertise
·            Environmental compliance with regulatory agencies
·            Industry reputation and brand name recognition

While we believe we are competitive based on each of these factors, many of our competitors have greater brand name recognition and greater financial and operational recourse than we do and to such extent that this is a competitive disadvantage.

Government Regulation

The only recurring costs associated with environmental regulation are continuing education for our employees regarding local, state and federal environmental rules and regulations that impact our clients.
Health and safety standards under the Occupational Safety and Health Act, or "OSHA," are also applicable to all of our operations.

Hazardous Waste Operations and Emergency Response (HAZWOPER) is a set of guidelines produced and maintained by the Occupational Safety and Health Administration, which regulates hazardous waste operations, and emergency services in the United States and its territories. With these guidelines, the U.S. government regulates hazardous wastes and dangerous goods from inception to disposal.

HAZWOPER applies to five groups of employers and their employees. This includes employees who are exposed (or potentially exposed) to hazardous substances (including hazardous waste) and who are engaged in one of the following operations as specified by OSHA regulations

·            Cleanup operations required by a governmental body (federal, state, local or other) involving hazardous substances conducted at uncontrolled hazardous-waste sites

·            Corrective actions involving cleanup operations at sites covered by the Resource Conservation and Recovery Act of 1976 (RCRA) as amended.

·            Voluntary cleanup operations at sites recognized by a federal, state, local, or other governmental body as uncontrolled hazardous-waste sites.

·            Operations involving hazardous waste which are conducted at treatment, storage and disposal facilities regulated by Title 40 of the Code of Federal Regulations, parts 264 and 265 pursuant to the RCRA, or by agencies under agreement with the U.S. Environmental Protection Agency to implement RCRA regulations

·            Emergency response operations for releases of, or substantial threats of release of, hazardous substances (regardless of the hazard's location)

Environmental Regulation

Because we remedy certain environmental matters on behalf of our clients, our business has benefited substantially from increased governmental regulation of hazardous waste transportation, storage and disposal. The environmental services industry itself, as it applies to our customers is the subject of extensive and evolving regulation by federal, state and local authorities. Our own direct compliance with environmental regulations is limited to training of environmental regulations by our Chief Executive Officer, of which there is no material expenditures.

Compliance with Other Regulations

We are required to obtain federal, state, and local permits or approvals for the transportation of hazardous waste. We have acquired all operating permits and approvals now required for the current operation of our business, and have applied for, or are in the process of applying for all permits and approvals needed in connection with continued operation and planned expansion or modifications of our operations.

We are required to conform to OSHA regulations, which have consisted of purchase of safety equipment and personal protective equipment. During our fiscal year 2014 and fiscal year 2015, we spent $21,828 and $13,786, respectively, pertaining to OSHA related expenditures.

HAZWOPER pertains to all aspects of our operations.

Training

We meet and exceed all requirements mandated by OSHA on our projects. We maintain guidelines in accordance with 1926 construction standards as well as OSHA guidelines and all other regulations that pertain to our work. We have in house trainers and we utilize third party trainers in special scenarios when necessary. We are a member of Avetta Auditing and IS Net World  which monitors our safety program.

Employees

We have 29 employees, 24 of whom are Haz Mat Technicians. A Haz Mat Technician is one who responds to potential releases or releases of hazardous materials for the purpose of controlling the release. Haz Mat Technicians are more aggressive than first responders at the operations level since they will approach the point of release to plug, patch, or otherwise stop the release of a hazardous materials substance. We adhere to all OSHA requirements with respect to specialized chemical protective clothing and specialized control equipment.

We have the following employees:

·            24 Haz Mat Technicians;
·            2 Foreman
·            2 Supervisors
·            Our Chief Executive Officer

We also hire Haz Mat Technicians on a part time as-needed basis when workload exceeds our full time staff.

Liability Insurance and Bonding

The nature of our business exposes us to the possible risk of liabilities arising out of our operations, including damages to the environment, property, employees or the general public. Although we focus on operating safely and prudently, we could receive claims, alleging damages, negligence or other wrongdoing in the planning or performance of work, which resulted in harm to the environment, property, employees or the general public. These liabilities can be significant. We also could be subject to fines and civil and criminal penalties in connection with alleged violations of regulatory requirements. We maintain a $1,000,000 liability policy with an umbrella policy of $5,000,000, subject to limitations, exclusions, deductibles or self-insurance, provide coverage for these types of claims. While we believe the amount of insurance is appropriate for our type of business, we can neither assure you that such insurance will be adequate, in scope or amount, in the event of a major loss, nor that we will not be exposed to uninsured liabilities that could have a material adverse effect on our consolidated financial condition, results of operations or cash flows. We also cannot assure you that we would continue to maintain the insurance should market conditions in the insurance industry make such coverage cost prohibitive.

Accruals for self-insurance or deductibles are based on claims filed and actuarial estimates of claims development and claims incurred but not reported. Due to the variable condition of the insurance market, we have experienced, and may experience in the future, increased self-insurance or deductible retention levels and increased premiums. As we assume more risk for self-insurance through higher retention levels, we may experience more variability in our self-insurance reserves and expense.

In the normal course of business, we also purchase surety bonds, insurance policies and letters of credit.

Item 1A. Risk Factors

Because we are a smaller reporting company as defined in Item 10(f)(1) of Regulation S-K, we are not required to provide risk factors in this Form 10-K; however, risk factors are available for review in our S-1 filing at www.sec.gov.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties.

Our service center in Mississippi is located at 9100 Kiln Waveland Cutoff Road, Waveland, MS 39520 and serves as our principal executive office and a shop building which stores equipment for our operations, the lease here expires in December 2017 which we intend on renewing. The lease cost is $900.00 per month.

Our second location is in Roxana, Illinois, a St. Louis, Missouri suburb, and serves as our Midwest Regional service center. This service center consists of two buildings, one will serve as an administrative building (2,400 square feet) and another building (5,000 square feet) will be utilized to perform maintenance, store equipment and to support our Midwest operations. The lease cost is $5,547 per month.

We do not own or invest in real estate, interests in real estate, real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

We are not a party or otherwise involved in any pending legal proceedings nor are we aware of any pending or threatened litigation against us

Item 4. Mine Safety Disclosures.

Not Applicable

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities .

Market Information

Our shares of common stock are not yet quoted on otcmarkets' OTCQB.

Cash Dividends

We have never paid cash dividends on our common stock, have no plans to pay any dividends, and it is unlikely that we will pay any dividends in the foreseeable future. We currently intend to invest future earnings, if any, to finance expansion of our business. Any payment of cash dividends in the future will be dependent upon our earnings, financial condition, capital requirements, and other factors deemed relevant by our board of directors.

Common Stock

We are authorized to issue 200,000,000 shares of Common Stock, $0.001 par value per share. Currently we have 76,978,320 shares of Common Stock issued and outstanding.

Each share of Common Stock shall have one (1) vote per share for all purposes. Our Common Stock does not provide preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights. Our Common Stock holders are not entitled to cumulative voting for election of the Board.

Preferred Stock

We are authorized to issue 30,000,000 preferred shares, no shares of which have been issued.

Warrants

We have no warrants issued or outstanding

Options

There are no outstanding options to purchase our securities.

Transfer Agent and Registrar

Our transfer agent is Cleartrust.

Holders of Capital Stock:

As of the date of this Annual Report, we have 47 holders of our Common Stock.

Stock Option Grants

We do not have a stock option plan in place and have not granted any stock options at this time.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase of our shares of common stock or other securities during our fiscal year ended March 31, 2015.

Recent Sales of Unregistered Securities

During the year ended December 31, 2016, we sold 480,000 shares of common stock at $0.05 per share for cash proceeds of $24,000, as follows:
a)	On January 27, 2016, we sold 30,000 shares to Benjamin Kreitl for $,1500.
b)	On January 27, 2016, we sold 50,0000 shares to Rich Larkin for $2,500
c)	On January 27, 2016, we sold 50,000 shares to David Darrow for $2,500.
d)	On January 27, 2016, we sold 10,000 shares to Daniel McLaughlin for $500.
e)	On February 8, 2016, we sold 50,000 shares to Rich Larkin for $2,500
f)	On March 1, 2016, we sold 10,000 shares to S & S Metal Stud Contractors for $500.
g)	On March 1, 2016, we sold 20,000 shares to Jason Miller for $1,000
h)	On March 1, 2016, we sold 10,000 shares to Joshua Parks for $500
i)	On March 18, 2016, we sold 200,000 shares to Kevin Ziffra for $10,000.
j)	On March 23, 2016, we sold 50,000 shares to Robert Beckman for $2,500
k)	On December 23, 2016, we sold 35,000 shares at ten cents per share to Alan Chandler for a $3,500.

During the year ended December 31, 2016, we received cash proceeds of $11,000 from the collection of a subscription receivable, as follows: (a) on January 20, 2016, $10,000 for 200,000 shares and (b) on April 29, 2016, $1,000.00 for 20,000 shares from Ed Doyle on 4/29/16.

On March 16, 2016, we issued 5,000 shares of common stock with a fair value of $250 to a Glenn MacGraw, our Board member as compensation for consulting services.

On May 23, 2016, we issued 200,000 shares of common stock with a fair value of $10,000 to a George Gross, a third party, for marketing services provided.

On August 12, 2016, we issued 125,000 shares of common stock with a fair value of $6,250 to Frederick Lehrer, our attorney, for legal services provided.

Item 6. Selected Financial Data

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical accounting policies and estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to income taxes, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated financial statements.

Although we have elected to take advantage of the extended transition provided by Securities Act Section 7(a)(2)(B) for complying with new and revised accounting standards, as of present, there are no new or revised accounting standards that have been issued by the PCAOB or the SEC applicable to us for which we have adopted the application date for private companies.

Accounts Receivable

We recognize allowances for doubtful accounts to ensure accounts receivable are not overstated due to the inability or unwillingness of its customers to make required payments. The allowance is based on historical bad debt expense, the age of receivable and the specific identification of receivables that we consider at risk.

Revenue Recognition

We recognize revenue when all of the following criteria are met: (1) the Company has evidence of an arrangement with a customer; (2) we deliver the specified services; (3) terms are fixed or determinable; and (4) collection is probable.

Long-lived Assets

In accordance with ASC 360, "Property Plant and Equipment", we test long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Stock-based Compensation

We record stock-based compensation in accordance with ASC 718, Compensation – Stock Based Compensation and ASC 505, Equity Based Payments to Non-Employees, which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based awards made to employees and directors, including stock options.

Trends and Uncertainties

Our business is subject to the following trends and uncertainties:
·            The level of local, state and federal environmental regulation, which would positively or negatively affect the demand for our services;
·            The level of commercial and governmental business in the United States;
·            The political agenda of the next Presidential administration that will affect the level of environmental regulations and enforcement; and
·            Whether the level of our emergency response business will materially increase or decrease.

Going Concern

Our financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge its liabilities and commitments in the normal course of business for the foreseeable future. We had a working capital deficit of $253,781 at December 31, 2016 and have suffered net losses. We have funded our activities to date from debt financings and earnings. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our management intends to finance operating costs over the next twelve months with existing cash on hand and public issuance of common stock. While we believe that we will be successful in obtaining the necessary financing and generating revenue to fund our operations, meet regulatory requirements and achieve commercial goals, there are no assurances that such additional funding will be achieved and that we will succeed in our future operations.

We will attempt to overcome the going concern opinion by increasing our revenues, as follows:
·            Expansion of our business by securing agreements for our services;
·            Build stronger relationships by securing client agreements leading to opening additional service centers;
·            Secure master service agreements;
·            Establish a service center in Northern Florida;
            Obtaining financing.
 Our attempt to overcome the going concern opinion may fail since all of the above will lead to increased expenses and possible net losses.

 COMPARATIVE RESULTS FOR FISCAL YEARS 2016 AND 2015

 Results of Operations: For the years ended December 31, 2016 and December 31, 2015

 Liquidity and Capital Resources

 Revenues

Our revenues for the years ended December 31, 2016 and December 31, 2015 were $1,535,092 and $1,905,069, respectively, reflecting decreased revenues of $369,977, which is primarily attributable to a decrease in emergency response projects in 2016.

As an emergency response company, our revenues have historically been contingent upon the occurrence of emergency incidents and the corresponding need for our services. Apart from whether the level of our emergency response business will materially increase or decrease contingent upon the occurrence of such emergency incidents, there are no known trends and uncertainties that are attributable to our increased revenues or are revenues in the immediate future. Additionally, there have been no increased prices or introduction of new services that were factors in our increased revenues.

Net Profit/Net Loss

We had a net loss of $312,579 for the year ended December 31, 2016 and a net loss of $206,780 for the year ended December 31, 2015. Our increased net loss of $105,799 in fiscal year 2016 compared to fiscal year 2015 is primarily attributable to decreased revenues of $369,977 in fiscal year 2016 compared to fiscal year 2015.

We had a working capital surplus/deficit of $253,781 for the fiscal year ended December 31, 2016 and a working capital deficit of $17,183 for the fiscal year ended December 31, 2015. The $253,781 working capital in 2016 is primarily attributable to a $387,172 increase in current liabilities from fiscal year 2016 to fiscal year 2015, consisting of a $107,795 increase in accounts payable, a $193,261 increase in accrued expenses and a $100,561 increase in line of credit.  Our cash flows from operating activities was ($143,033) for the year ended December 31, 2016 compared to cash flows used in operating activities of ($2,128) for the year ended December 31, 2015.

Operating Expenses

We incurred total operating expenses of $891,909 and $1,008,137 for the years ended December 31, 2016 and December 31, 2015 respectively, reflecting a decrease of $116,228 from fiscal year 2016 to fiscal year 2015. The primary components of this $116,228 decrease mainly consist a $112,226 decrease in general and administrative expenses from fiscal year 2016 to fiscal year 2015. The $116,228 decrease in operating expenses from the prior year is primarily attributable to a reduction in stock based compensation and a decrease in the number of environmental projects that we engaged in as reflected by decreased revenue of $369,977 from fiscal year 2016 to fiscal year 2015 and a cost of revenue decrease of $146,229 from $955,435 in 2016 compared to $1,101,664 in 2015.

Our net cash used in investing activities were $6,000 and $42,284 for the years ended December 31, 2016 and December 31, 2015, respectively, reflecting a $36,284 decrease in net cash used in investing activities. This $36,284 decrease in net cash used in investing activities comparing the fiscal years 2016 and 2015 consists of a $25,003 decrease in purchase of property and equipment and an $18,000 decrease in down payment for property and equipment.

Our net cash used in financing activities was $131,547 in 2016, compared to $49,823 provided by financing activities in 2015. The $131,547 reflecting our net cash provided for financing activities for the year ended December 31, 2016 primarily consists of proceeds from credit line of $100,561, $11,000 proceeds from subscriptions receivable and $27,500 proceeds received from issuance of common stock.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data.

Item 9A. Internal control over financial reporting

Management's Annual Report on Internal Control over Financial Reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2016, Our management's evaluation of our internal control over financial reporting was based on the framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of December 31, 2016, our internal control over financial reporting was not effective.

The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses which we identified in our internal control over financial reporting: (1) the lack of multiples levels of supervision and review on accounting and financial reporting issues, and (2) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function as a result of our limited financial resources to support hiring of personnel and implementation of accounting systems. Until such time as we expand our staff to include additional accounting personnel and hire a full time chief financial officer, it is likely we will continue to report material weaknesses in our internal control over financial reporting.

A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In light of these material weaknesses, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2016 included in this Annual Report on Form 10-K were fairly stated in accordance with GAAP.

Limitations on Effectiveness of Controls

Our principal executive officer and principal financial officer do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additional controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

No changes were made to our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

Directors are elected at our annual meeting of shareholders and serve for one year until the next annual meeting of shareholders or until their successors are elected and qualified. We reimburse all directors for their expenses in connection with their activities as our directors.

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have determined that it is in our best interests and its shareholders to combine these roles. Due to the small size and our early development stage, we believe it is currently most effective to have the Chairman and Chief Executive Officer positions combined.

Our board of directors is primarily responsible for overseeing our risk management processes. The board of directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our assessment of risks. The board of directors focuses on the most significant risks facing us and our general risk management strategy, and also ensures that risks undertaken by us are consistent with the board's appetite for risk. While the board oversees our risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing us and that our board leadership structure supports this approach.

Directors and Executive Officers and Corporate Governance.

The following information sets forth the names of our officers and directors, their present positions, and some brief information about their background.

Directors and Executive Officers and Corporate Governance.

The following information sets forth the names of our officers and directors, their present positions, and some brief information about their background.

Name	Age	Position(s)	Director Since
Brant Cochran	52	Chief Executive Officer/Director	October 2014
Alfred Chisholm	47	Chief Financial Officer/Director	October 2015
Glenn MacGraw	59	Director	October 2015

Background of Officers and Directors

 Brant Cochran

Brant Cochran has been our President/Director since October 28, 2014 and our Chief Executive Officer since June 15, 2015. From May 2016 to September 2016, Brant Cochran supervised and directed the Avian Bird Flu Response in the State of Iowa on our behalf. From June 2005 to January 2015, he was the President/Owner of Dynamic Environmental, an Illinois corporation, and directed the following Dynamic Environmental projects:

2005- Harland, KY	12M Cap of existing landfill, State of Kentucky

2006- Atlanta, GA	Removal of 12 – 20000 gallon UST's at Hartsfield Airport

2006- Jonesboro, GA	Installed 3000' of drain around perimeter of Clayton County Landfill

2007- Houma, LA	Remediation of 60000 gallons of crude oil from a bayou

2007-Blytheville, AR	Nucor Steel Corp. Shutdown Maintenance work

2008- Des Moines, IA	Iowa Floods, Quaker Oats clean up

2008- New Orleans, LA	ACL oil spill in Mississippi River, 460k gallons

2008- Beaumont, TX	Exxon Mobil Refinery, Hurricane Gustav / Ike clean up

2008- Houston, TX	CentePoint Energy, Hurricane Gustav/Ike clean- up of transformers/PCB related oils

2009- Blytheville, AR	Nucor Steel Corp. Shutdown maintenance work

2009- San Francisco, CA	Cosco-Busan oil release

2009- Atlanta, GA	Flood debris clean up

2010- Port Arthur, TX	Exxon Mobil AET Oil spill

2010- Gulf of Mexico	BP Oil spill

2010- Romeoville, IL	Enbridge Pipeline spill

2010-14- Marshal, MI	Enbridge Pipeline spill and clean up

2013- Mayflower, AR	Exxon Pipeline release

2014- Galveston, TX	Kirby Towing oil spill

2014- Chicago, IL	Enbridge Pipeline facility oil spill

Brant Cochran has over 20 years' management and supervisory experience in the fields of environmental cleanup, engineering and construction.

Alfred Chisholm

Alfred Chisholm has been our Chief Financial Officer/Chief Accounting Officer/Director since October 13, 2015. From May 2010 to January 2011, Alfred Chisholm was our Manager of Field Operations and from February 2011 to present he has been our Operations Manager. In addition to the foregoing positions, from 2006 to 2015 he has served as our technician, supervisor, project manager and in those capacities worked on the following projects:

2006 - Atlanta, GA	UST removal, Atlanta International Airport
2006 Blytheville, AR	Scheduled maintenance shutdown work
2007 Houma, LA	Oil Spill in Bayou of approximately 62,000 gallons
2008 Des Moines, IA.	Iowa Flood projects
2008 New Orleans, LA.	Oil Spill in Mississippi,

2008 Houston, TX	Hurricanes Ike & Gustav, PCB remediation
2009 Atlanta, GA	Flood debris project
2009- Midwest Region	Various small clean- up projects
2010 Gulf of Mexico,	BP Oil spill, managed 228 personnel at Pensacola Naval Air Station
2011- 2015,	Enbridge Spill, Michigan, Hurricane Sandy, Galveston, TX oil spill
2015- Iowa	Avian Bird Flu Project
2015	Louisiana, Tank cleaning a large crude oil vessel

In 1992, Alfred Chisholm received a BS Degree in Finance from California State University in Chico, California.

Glenn MacGraw

Glenn R. MacGraw has been our Director since October 13, 2015.

Glenn MacGraw is an environmental scientist with over 30 years of environmental services experience ranging from regulatory affairs to emergency response throughout the United States, primarily in Florida. In connection with his public service with the Florida Department of Environmental Protection, he has developed various Florida's Petroleum Cleanup Regulations as well as groundwater protection through Wellhead Protection.

Since March 2015, Glenn MacGraw has been one of two owners of Clean Asset Environmental, LLC, a multi-disciplinary environmental consulting business headquartered in Tallahassee, Florida. From January 25, 2005 to January 21, 2015, he was one of 5 Partners in ownership of The FGS Group, Inc., a consulting and environmental remediation firm located in Tallahassee, Florida. From January 1996 to February 2005 Mr. MacGraw, P.G. was a Program Manager for Handex of Florida, Inc., a full service environmental remediation firm located in Tallahassee, Florida.

Glenn MacGraw has 30 years' experience in Hazardous Waste and Industrial Services, as follows:

In 2009, Glenn MacGraw was a member of the National Quality Assurance Committee called the INELA- Field Activities Committee, which writes technical guidance documents and certification and accreditation standards for field sampling and measurement organizations.

His environmental consulting duties with environmental consulting firms have included project management, quality assurance/quality control, extensive regulatory and client communication, cost estimating, budget tracking, soil/groundwater sample collection and analysis, pump test design and analysis, remedial system conceptual design and installation, vehicular accident emergency response actions, conducting public meetings and press conferences, contract management, and report preparation.

In connection with his position as Program Manager with Handex of Florida, Inc., a full service environmental remediation firm located in Tallahassee, Florida. He was responsible for winning a $100-million-dollar contract with a Houston Energy Company to perform assessment and remediation services in 26 states as liability managers to close out all environmental issues in their contaminated sites portfolio. He was Program Manager for the entire portfolio and client management and service issues.

As a Program Manager at Westinghouse Remediation Services, Inc., from 1993-1996, Glenn MacGraw managed the cleanup of the Fairbanks Disposal Pit under joint CERCLA and RCRA supervision, managed all aspects of the cleanup including source removal, 230 private well closures and replacement well installation, assessment activities in a heavily contaminated multi-aquifer plume characterization, RCRA Cap installation, public relations and press conferences, Corrective Action Document preparation and groundwater treatment system installation, fiscal projections and meetings for the Governor of Florida, and over a 20 million dollar budget.

From 1987 -1990, Mr. MacGraw also served as an outside member of several Florida Department of Transportation (FDOT) teams concerning contamination issues. In these duties he prepared and presented a comprehensive storm water management program, a best management practices manual and a training program for FDOT on a statewide basis.

Employment Agreements

There are no employment agreements with our officers or directors.

Family Relationships

There are no family relationships among our directors and/or our officers.

Committees of the Board of Directors

We presently do not have an audit committee, compensation committee, nominating committee, corporate governance committee or any other committee of our board of directors. Our entire Board of Directors meets to undertake the responsibilities that would otherwise be delegated to a committee of our board of directors.

Audit Committee Financial Expert

We have not established an audit committee. Therefore, our Board of Directors have not designated any of its members as an "audit committee financial expert" as defined by the rules and regulations of the Securities and Exchange Commission.

Meetings of our Board of Directors

We have had no meetings of our Board of Directors. Our Board of Directors have approved corporate actions by Board resolution.

Terms of Office

Our directors are appointed for one-year terms to hold office until the next annual general meeting of the holders of our Common Stock or until removed from office in accordance with our by-laws. Our officers are appointed by our board of directors and hold office until removed by our Board of Directors or terminated pursuant to their employment agreements.

Potential Conflicts of Interest

We are not aware of any conflicts of interest with our officers and directors.

Overview of Compensation Program

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Director Independence

We have one independent director as defined by the rules of any securities exchange or inter-dealer quotation system.

Code of Ethics

We have not yet adopted a formal, written Code of Business Conduct and Ethics.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years, been involved in any of the items below that we deem material to their service on our behalf:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding trafficking violations and other minor offenses);

●
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●
been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with the persons engaged in any such activity;

●
been found by a court of competent jurisdiction in a civil action or by the SEC or Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and judgment has not been reversed, suspended or vacated;

●
been the subject of, or a party to, any federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud in connection with any business entity; or

●
been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

There are currently no legal proceedings to which any of our directors or officers is a party adverse to us or in which any of our directors or officers has a material interest adverse to us.

Compliance with Section 16(a) of the Exchange Act

 Our officers and directors have filed all of their insider reports in compliance with Section 16(a) of the Exchange Act.

Item 11. Executive Compensation

The following summary compensation table indicates the cash and non-cash compensation earned during the years ended December 31, 2016 and 2015 by each person who served as chief executive officer and chief financial officer.  No other executive officer received compensation equal or exceeding $100,000.

SUMMARY ANNUAL COMPENSATION TABLE *

Name and Position	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards Vested ($)	Option Awards Unvested ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Brant Cochran	2016	165,000							165,000
CEO	2015	99,559							99,559

Alfred Chisholm CFO**	2016 2015		10,000						10,000

* In accordance with the rules promulgated by the Securities and Exchange Commission, certain columns relating to information that is not applicable have been omitted from this table.
** Alfred Chisholm is not currently being paid a salary as Chief Financial Officer; during fiscal year 2016 and 2015, we paid him $27,907 and $31,677, respectively, as our Manager of Field Operations.  The $10,000 stock award for Alfred Chisholm reflects the 200,000 restricted common stock shares issued to Alfred Chisholm on November 23, 2015 for his services as our Chief Financial Officer.

Compensation of Directors

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Grants of Plan-Based Awards

There were no grants of plan-based awards during the fiscal year ended December 31, 2016.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the year ended December 31, 2016.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indemnification

Under our Articles of Incorporation and Bylaws, we may indemnify an Officer or Director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Florida.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

Board of Directors

Director Compensation

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards Vested ($)	Option Awards Unvested ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Brant Cochran	2016
	2015
Alfred Chisholm	2016 2015
Glenn MacGraw	2016 2015		250						250

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth the ownership, as of the date of this report, of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control.

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown.

Name	No. of Shares of
Common Stock		Percent of Class
(1)(2)
Beneficial Owners over 5%
Emerging Markets Consulting, LLC (3)	7,400,000	9.6
Rainmaker Consulting Group, LLC (4)	7,400,000	9.6
Total	14,800,000	19.2

Executive Officers/Directors (5)

Brant Cochran - Chief Executive Officer/Director	59,250,000	76.9
Alfred Chisholm - Chief Financial Officer/Director	200,000	<1
Glenn MacGraw - Director	5,000	<1
Total - Executive Officers/Directors as a Group (2)	59,455,000	77.2

Total - All 5% owners and Executive Officers	74,255,000	96.4

1.            Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares

2.            Based on 76,978,320 issued and outstanding shares of common stock.

3.            The principal of Emerging Markets Consulting, LLC is James S Painter III who has sole dispositive power over the shares. The business address of Emerging Markets Consulting, LLC is 15701 State Road 50, Suite 205, Clermont, Florida 34711

4.            The principal of Rainmaker Group Consulting, LLC is James Cohen Jr. who has sole dispositive power over the shares. The business address of Rainmaker Group Consulting, LLC is 15701 State Road 50, Suite 205, Clermont, Fl 34711.

5.            The address for our Executive Officers/Directors is 9100 Kiln Waveland Cutoff Road, Waveland, Mississippi 39520 and the telephone number is (800) 793-0355

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 76,978,320 shares of common stock outstanding as of the date of this annual report.

Item 13. Certain Relationships and Related Transaction, and Director Independence.
At December 31, 2016 and December 31, 2015, we owed our Chief Executive Officer $26,030 and $38,030 for advances payable to us. The amount is unsecured, non-interest bearing and due on demand.

On April 13, 2016, we purchased a vehicle from our Chief Executive Officer for a total purchase price of $19,366. The $19,366 will be paid by a $6,000 down payment followed by monthly payments of $338 until the total balance is paid off. As at December 31, 2016, we owe our Chief Executive Officer $12,352 for the purchase of the vehicle.

Apart from the above, none of our Officers or Directors have any direct or indirect material interest in any transaction to which we are a party during the past two years, or in any proposed transaction to which we are proposed to be a party.

We have no independent directors.

Item 14. Principal Accounting Fees and Services

The following table sets forth the fees billed by our principal independent accountants, Malone and Bailey, for each of our last two fiscal years for the categories of services indicated.

	Years Ended December 31,
Category	2016	2015
Audit Fees	$20,500	$25,000
Audit Related Fees
Tax Fees
All other fees
Total	$20,500	$25,000

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Dynamic Enviro, Inc.
Waveland, Mississippi

We have audited the accompanying balance sheets of Dynamic Enviro, Inc. (the "Company") as of December 31, 2016 and 2015 and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dynamic Enviro, Inc. as of December 31, 2016 and 2015 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company suffered net losses and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
March 29, 2017

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit No.	Description

3.1	Articles of Incorporation

3.5	Bylaws

31.1	Certification pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended, filed herewith (Principal Executive Officer).**

31.2	Certification pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended, filed herewith (Principal Financial Officer).**

32.1	Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).**

32.2	Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer).**

*    Previously filed as exhibit to Form S-1 Registration Statement
**  Filed herein
24

DYNAMIC ENVIRO, INC.
Consolidated Balance Sheets

	December 31,	December 31,
	2016	2015
ASSETS

Current Assets

Cash	$6,359	$23,845
Accounts receivable	212,346	53,326
Subscriptions receivable	-	11,000
Prepaid expenses	23,640	3,600

Total Current Assets	242,345	91,771

Deposit	-	18,000
Property and equipment; net of accumulated depreciation of $272,728 and $247,678, as of December 31, 2016 and 2015 respectively	45,248	50,932

Total Assets	$287,593	$160,703

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Accounts payable	$156,568	$48,773
Accrued expenses	193,261	-
Line of credit	100,561	-
Notes payable	15,651	22,151
Due to related party	30,085	38,030

Total Current Liabilities	496,126	108,954

Long Term Liabilities
Due to related party	8,297	-

	504,423	108,954
Stockholders' Equity (Deficit)

Preferred Stock
Authorized: 30,000,000 shares, no par value; Issued and Outstanding: nil shares	–	–
Common Stock
Authorized: 200,000,000 shares, $0.0001 par value; Issued and Outstanding: 76,978,320 and 76,133,320 shares, as of December 31, 2016 and 2015 respectively	7,698	7,613
Additional paid-in capital	222,564	178,649
Accumulated deficit	(447,092)	(134,513)

Total Stockholders' Equity (Deficit)	(216,830)	51,749

Total Liabilities and Stockholders' Equity (Deficit)	$287,593	$160,703

(The accompanying notes are an integral part of these financial statements)

DYNAMIC ENVIRO, INC.
Consolidated Statements of Operations

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2016	2015

Revenue	$1,535,092	$1,905,069

Cost of Revenue	955,435	1,101,664

Gross Profit	579,657	803,405

Operating Expenses
Depreciation expense	25,050	30,032
(Gain) on disposal of equipment	-	(980)
General and administrative	866,859	979,085

Total Operating Expenses	891,909	1,008,137

Operating Loss	(312,252)	(204,732)

Other Expenses
Interest expense	(327)	(2,048)

Total Other Expenses	(327)	(2,048)
Net Loss	$(312,579)	$(206,780)

Net Loss Per Share, Basic and Diluted	$(0.00)	$(0.01)
Weighted Average Shares Outstanding, Basic and Diluted	76,929,597	30,602,271

(The accompanying notes are an integral part of these financial statements)

DYNAMIC ENVIRO, INC.
Statement of Stockholders' Equity (Deficit)
Years Ended December 31, 2016 and 2015

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Deficit)	Total

Balance, December 31, 2014	-	$–	$1,000	$72,267	$73,267

Shares issued for cash	15,513,320	1,551	39,115	–	40,666

Shares issued for subscription receivable	220,000	22	10,978	–	11,000

Shares issued for consulting services	950,000	95	47,405	–	47,500

Shares issued for management services	59,450,000	5,945	87,953	–	93,898

Distribution	–	–	(7,802)	–	(7,802)

Net loss for the year ended December 31, 2015	–	–	–	(206,780)	(206,780)

Balance, December 31, 2015	76,133,320	7,613	178,649	(134,513)	51,749

Shares issued for consulting services	330,000	33	16,467	–	16,500

Shares issued for cash	515,000	52	27,448	–	27,500

Net loss for the year ended December 31, 2016	–	–	–	(312,579)	(312,579)

Balance, December 31, 2016	76,978,320	$7,698	$222,564	$(447,092)	$(216,830)

(The accompanying notes are an integral part of these financial statements)

DYNAMIC ENVIRO, INC.
Statements of Cash Flows

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2016	2015

Cash Flows from Operating Activities

Net loss	$(312,579)	$(206,780)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	25,050	30,032
Gain on sale of property and equipment	-	(980)
Write-off of deposits	18,000	-
Stock issued for consulting services	16,500	47,500
Stock issued for management services	-	93,898
Changes in operating assets and liabilities:
Accounts receivable	(159,020)	11,150
Prepaid expenses	(20,040)	(3,600)
Accounts payable - related party	(12,000)
Accounts payable and accrued expense	301,056	26,652

Net Cash Used in Operating Activities	(143,033)	(2,128)

Cash Flows from Investing Activities

Purchase of property and equipment	(6,000)	(31,003)
Proceeds from sale of property and equipment	-	6,719
Down payment for property and equipment	-	(18,000)

Net Cash Used in Investing Activities	(6,000)	(42,284)

Cash Flows from Financing Activities

Distribution	-	(7,802)
Related party advances	-	33,375
Proceeds from credit lines	100,561	-
Payments on notes payable	(6,500)	(16,416)
Payments on notes payable - related party	(1,014)	-
Proceeds received from subscription receivable	11,000	-
Proceeds received from issuance of common stock	27,500	40,666

Net Cash Provided by Financing Activities	131,547	49,823

Net (Decrease) Increase in Cash	(17,486)	5,411

Cash - Beginning of Year	23,845	18,434

Cash - End of Year	$6,359	$23,845

Supplemental disclosures of cash flow information:
Interest paid	$293	$293
Income taxes paid	–	–

Noncash investing and financing activities:
Common shares issued for subscription receivable	$-	$11,000
Property and equipment purchased through related party loan	13,366	-

(The accompanying notes are an integral part of these financial statements)

DYNAMIC ENVIRO, INC.
Notes to the Financial Statements
December 31, 2016

1.	Nature of Operations

Dynamic Enviro, Inc. (the "Company"), was incorporated in the state of Florida on October 28, 2014. In January 2015, the Company assumed the principal business operations of Dynamic Environmental, Inc., a related company under common control with the same sole director as the Company, by continuing the principal business while Dynamic Environmental, Inc. ceased operations of its principal business. Therefore, the Company is considered a continuation of Dynamic Environmental, Inc. The transfer of the business from Dynamic Environmental, Inc. to the Company was accomplished solely through the transfer of the net assets of Dynamic Environmental to the Company and did not involve a merger, business combination, exchange of shares or other transaction under ASC 805. The transaction was accounted for as a transfer of a business between entities under common control and the financial statements included herein are presented as a retrospective combination of the entities for all periods presented as if the combination had been in effect since the inception of common control in accordance with ASC 805-50-45. The Company's principal business is the provision of environmental and disaster response services.

Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities and commitments in the normal course of business for the foreseeable future. The Company has a working capital deficit of $253,781 at December 31, 2016 and has suffered net losses. The Company has funded activities to date from debt financings and earnings. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and public issuance of common stock. While the Company believes that it will be successful in obtaining the necessary financing and generating revenue to fund its operations, meet regulatory requirements and achieve commercial goals, there are no assurances that such additional funding will be achieved and that it will succeed in its future operations.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States ("US"), and are expressed in US dollars. The Company's fiscal year-end is December 31.

b)	Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to deferred income taxes. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

d)	Basic and Diluted Net Income (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing net profit attributable to common stockholders by the weighted average number of outstanding common shares during the year. The calculation of basic earnings (loss) per share excludes any dilutive effects of options, warrants and other stock-based compensation, which are included in diluted earnings per share. When a company is in a loss situation, all outstanding dilutive shares are excluded from the calculation of diluted earnings because their inclusion would be antidilutive; and the basic and fully diluted common shares outstanding are stated to be the same.

e)	Accounts Receivable

The Company recognizes allowances for doubtful accounts to ensure accounts receivable are not overstated due to the inability or unwillingness of its customers to make required payments. The allowance is based on historical bad debt expense, the age of receivable and the specific identification of receivables the Company considers at risk.

f)	Revenue Recognition

The Company recognizes revenue when all of the following criteria are met: (1) the Company has evidence of an arrangement with a customer; (2) the Company delivers the specified services; (3) terms are fixed or determinable; and (4) collection is probable.

g)	Property and Equipment

Property and equipment is recorded at cost and depreciated using the straight-line method at rates determined to estimate the useful lives of the assets. The annual rates used in calculating depreciation is as follows:

Equipment	5 years straight-line
Vehicles	5 years straight-line

h)	Long-lived Assets

In accordance with ASC 360, "Property Plant and Equipment", the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

i)	Related Party Transactions
Related Party Disclosure FASB ASC 850, "Related Party Disclosures" requires companies to include in their financial statements disclosures of material related party transactions. The Company discloses all material related party transactions. Related parties are defined to include any principal owner, director or executive officer of the Company and any immediate family members of a principal owner, director or executive officer.
j)	Fair Value of Financial Instruments

Our financial instruments consist principally of accounts receivable, amounts due to related parties and loans payable. ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments establish a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements.

Fair Value Hierarchy

The Company has categorized its financial instruments, based on the priority of inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

Financial assets and liabilities recorded on the balance sheet are categorized based on the inputs to the valuation techniques as follows:

Level 1	Financial assets and liabilities for which values are based on unadjusted quoted prices for identical assets or liabilities in an active market that management has the ability to access.

Level 2
Financial assets and liabilities for which values are based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability (commodity derivatives and interest rate swaps).

Level 3
Financial assets and liabilities for which values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.  These inputs reflect management's own assumptions about the assumptions a market participant would use in pricing the asset or liability.

When the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. The carrying amounts of cash and cash equivalents, and loans payable approximate fair value because of the short-term nature of these items. Per ASC Topic 820 framework these are considered Level 3 inputs where estimates are unobservable by market participants outside of the Company and must be estimated using assumptions developed by the Company.

k)	Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Based Compensation and ASC 505, Equity Based Payments to Non-Employees, which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based awards made to employees and directors, including stock options.

l)	Income Taxes

The Company will account for income tax benefits and liabilities under the FASB Accounting Standards Codification, a method using the asset-liability method of accounting. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

m)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Property and Equipment

	Equipment $	Vehicles $	Total $

Cost:

Balance, December 31, 2014	67,816	205,530	273,346

Additions	31,003	_	31.003
Sale of Equipment	(5,739)	–	(5,739)

Balance, December 31, 2015	93,080	205,530	298,610

Additions	–	19,366	19,366

Balance, December 31, 2016	93,080	224,896	317,976

Accumulated amortization:

Balance, December 31, 2014	63,297	154,349	217,646

Additions	3,281	26,751	30,032

Balance, December 31, 2015	66,578	181,100	247,678

Additions	3,281	21,769	25,050

Balance, December 31, 2016	69,859	202,869	272,728

Carrying amounts:

Balance, December 31, 2015	26,502	24,430	50,932

Balance, December 31, 2016	23,221	22,027	45,248

During the year ended December 31, 2015, the Company sold equipment with a net book value of $5,739 for proceeds of $6,719, which resulted in a gain on sale of equipment of $980.

During the year ended December 31, 2016, the Company purchased a vehicle from the President of the Company for a total purchase price of $19,366. The $19,366 will be paid by a $6,000 down payment followed by monthly payments of $338 until the total balance is paid off. As at December 31, 2016, the Company owes the President of the Company $12,532 for the purchase of the vehicle.

4.	Purchase Agreement

On September 1, 2015, the Company entered into a Purchase Agreement to purchase a building for a price of $150,000. Per the Agreement, the Company made a down payment $18,000 upon signing the agreement and the remaining $132,000 is due on the closing date of the Agreement. The closing date is to be 1 year after the date of the Agreement, with an option to extend the closing date for an additional 6 months. As at December 31, 2016, the Agreement was cancelled and the Company does not own the building. The $18,000 deposit was forfeited during 2016.

5.	Related Party Transactions

As at December 31, 2016, the Company owes the President of the Company $26,030 (December 31, 2015 - $38,030) for advances payable to the fund Company. The amount is unsecured, non-interest bearing and due on demand.

On April 13, 2016, the Company purchased a vehicle from the President of the Company for a total purchase price of $19,366. The $19,366 will be paid by a $6,000 down payment followed by monthly payments of $338 until the total balance is paid off. As at December 31, 2016, the Company owes the President of the Company $12,352 for the purchase of the vehicle.

6.	Line of Credit

During the year ended December 31, 2016, the Company entered a credit line agreement with a non-related third party for $100,000. The loan is secured by certain assets of the Company, bears interest at a rate of 7.25% and is due on demand. As of December 31, 2016 the Company has an outstanding balance of $100,561.

7.	Notes Payable

On November 4, 2011, the Company entered into a loan agreement to purchase equipment for $74,059. The Company made a down payment of $7,406 and the remaining $66,653 was to be paid on a monthly basis with an annual interest of 2.34% for a term of 4 years. During the year ended December 31, 2015, the Company made payments of $16,709 (2014 - $18,024) and recorded $328 (2014 - $1,054) of interest. As of December 31, 2016, and 2015, the Company owed $nil.

During the year ended December 31, 2013, the Company entered a loan agreement with a non-related third party for $32,651. The loan is unsecured, non-interest bearing and due on demand. During the year ended December 31, 2016, the Company made payments of $6,500 (2015 - $0). As of December 31, 2016, the Company owed $15,651 (2015 - $22,151).

8.	Stockholders' Equity

On May 24, 2015, the Company increased the amount of authorized common shares from 100 to 200,000,000 with a par value of $0.001 per share. On October 8, 2015, the Company amended the par value from $0.001 per share to $0.0001 per share.

On July 30, 2015, the Company issued 600,000 shares of common stock with a fair value of $30,000 to a non-related third party as compensation for legal services.

On July 30, 2015, the Company issued 350,000 shares of common stock with a fair value of $17,500 to a consultant as compensation for consulting services.

On August 30, 2015, the Company issued 59,250,000 shares of common stock with a fair value of $83,898 to the President of the Company as compensation for management services. The value is determined by the weighted average price of common stock sold for cash during the year.

On November 18, 2015, the Company issued 200,000 shares of common stock with a fair value of $10,000 to the Chief Financial Officer of the Company as compensation for management services.

During the year ended December 31, 2015, the Company issued 15,733,320 shares of common stock for cash proceeds of $51,666, of which $11,000 has not been received as at December 31, 2015 and is classified as a subscription receivable.

During the year ended December 31, 2016, the Company issued 480,000 shares of common stock at $0.05 per share for cash proceeds of $24,000.

During the year ended December 31, 2016, the Company issued 35,000 shares of common stock at $0.10 per share for cash proceeds of $3,500.

During the year ended December 31, 2016, the Company received cash proceeds of $11,000 from the collection of a subscription receivable.

During the year ended December 31, 2016, the Company issued 5,000 shares of common stock with a fair value of $250 to a new board member as compensation for consulting services.

During the year ended December 31, 2016, the Company issued 200,000 shares of common stock with a fair value of $10,000 to a non-related third party as compensation for marketing services.

During the year ended December 31, 2016, the Company issued 125,000 shares of common stock with a fair value of $6,250 to a non-related third party as compensation for legal services.

The Company is authorized to issue up to 30,000,000 preferred shares, no shares of which are outstanding. The Company has not yet set the rights and preferences of the preferred shares.

9.	Concentrations

The Company's revenues and receivables were concentrated among three customers as of December 31, 2016, and 2015:

Customer	Revenue for the Year Ended December 31, 2016	Receivables as of December 31, 2016

1	52%	98%
2	22%	*%
3	12%	*%

Customer	Revenue for the Year Ended December 31, 2015	Receivables as of December 31, 2015

1	46%	62%
2	41%	22%
3	*	16%

* not greater than 10%

10.	Income Taxes

For the tax year beginning January 1, 2015, the Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal and state statutory rate compared to the Company's income tax expense as reported is as follows:

	Year Ended December 31,	Year Ended December 31,
	2016	2015

Income tax benefit computed at the statutory rate	$296,079	$20,976
Change in valuation allowance	(296,079)	(20,976)

Provision for income taxes	$–	$–

Significant components of the Company's deferred tax assets and liabilities after applying enacted corporate income tax rates, are as follows:

	December 31, 2016	December 31, 2015
Deferred income tax assets
Net operating losses	$124,604	$20,976
Valuation allowance	(124,604)	(20,976)

Net deferred income tax assets	$–	$–

The Company has net operating loss carry forwards of $356,010 and $59,931 at December 31, 2016 and 2015, which expire commencing in 2036.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNAMIC ENVIRO, INC.

By:	/s/ Brant Cochran

Brant Cochran, Chief Executive Officer
Principal Executive Officer

Date: March 29, 2017

By:	/s/ Alfred Chisholm

Alfred Chisholm
(Principal Financial Officer / Chief Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date: March 29, 2017

/s/ Brant Cochran	Brant Cochran, Chief Executive Officer/Director
(principal executive officer)

/s/ Alfred Chisholm	Alfred Chisholm, Chief Financial Officer/Chief Accounting Officer/Director
(Principal Financial and Accounting officer)

/s/ Glenn McGraww	Glenn McGraw, Director