Form 10-Q
period 2017-03-31
Dynamic Enviro Inc.
filed 2017-05-15
CIK 1643930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

(228) 231-1187
(Company's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The Company has 76,978,320 shares outstanding as of May 11, 2017

PART I – FINANCIAL INFORMATION

DYNAMIC ENVIRO, INC.
Balance Sheets (Unaudited)

	March 31,	December 31,
	2017	2016

ASSETS

Current Assets

Cash	$8,297	$6,359
Accounts receivable	51,007	212,346
Prepaid expenses	16,250	23,640

Total Current Assets	75,554	242,345

Property and equipment; net of accumulated amortization of $276,059 and $272,728, respectively	98,092	45,248

Total Assets	$173,646	$287,593

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable	$167,893	$156,568
Accrued expenses	196,445	193,261
Line of credit	97,505	100,561
Notes payable	15,651	15,651
Capital lease obligation	8,619	-
Due to related party	31,099	30,085

Total Current Liabilities	517,212	496,126

Long Term Liabilities
Due to related party	7,283	8,297
Capital lease obligation	41,007	-
	565,502	504,423
Stockholders' Deficit

Preferred Stock
Authorized: 30,000,000 shares, no par value Issued and Outstanding: nil shares	–	–
Common Stock
Authorized: 200,000,000 shares, $0.0001 par value Issued and Outstanding:76,978,320 and 76,978,320 shares as of March 31, 2017 and December 31, 2016, respectively	7,698	7,698
Additional Paid-in Capital	222,564	222,564
Accumulated deficit	(622,118)	(447,092)

Total Stockholders' Deficit	(391,856)	(216,830)

Total Liabilities and stockholders' deficit	$173,646	$287,593

(The accompanying notes are an integral part of these unaudited financial statements)

F-2

DYNAMIC ENVIRO, INC.
Statements of Operations (Unaudited)

	For the Three Months Ended March 31,
	2017	2016

Revenue	$186,199	$149,922

Cost of Revenue	155,750	113,664

Gross Profit	30,449	36,258

Operating Expenses
Depreciation expense	3,331	6,079
General and administrative	201,185	101,462

Total Operating Expenses	204,516	107,541

Operating Loss	(174,067)	(71,283)

Other Expenses
Interest expense	(959)	-

Total Other Expenses	(959)	-
Net Loss	$(175,026)	$(71,283)

Net Loss Per Share, Basic and Diluted	$(0.00)	$(0.00)
Weighted Average Shares Outstanding, Basic and Diluted	76,978,320	76,359,913

(The accompanying notes are an integral part of these unaudited financial statements)

DYNAMIC ENVIRO, INC.
Statements of Cash Flows
(Unaudited)

	For The Tree Months Ended March 31,
	2017	2016

Cash Flows from Operating Activities

Net loss	$(175,026)	$(71,283)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	3,331	6,079
Changes in operating assets and liabilities:
Accounts receivable	161,339	(52,624)
Prepaid expenses	7,390	-
Accounts payable and accrued expense	14,509	67,742

Net Cash (Used in) Provided by Operating Activities	11,543	(50,086)

Cash Flows from Investing Activities

Purchase of property and equipment	(6,549)	-

Net Cash Used in Investing Activities	(6,549)	-

Cash Flows from Financing Activities
Repayments from credit lines	(12,556)	-
Proceeds from credit lines	9,500	-
Proceeds received from subscription receivable	-	10,000
Proceeds received from issuance of common stock	-	24,000

Net Cash Provided by (Used in) Financing Activities	(3,056)	34,000

Net change in Cash	1,938	(16,086)

Cash - Beginning of Year	6,359	23,845

Cash - End of Year	$8,297	$7,759

Supplemental disclosures of cash flow information:
Interest paid	$959	$-
Income taxes paid	$–	$–

Noncash investing and financing activities:
Vehicle acquired through capital lease	$49,626	$–

(The accompanying notes are an integral part of these unaudited financial statements)

F-4

DYNAMIC ENVIRO, INC.
Notes to the Financial Statements
March 31, 2017

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

The interim unaudited financial statements as of March 31, 2017, and for the three months ended March 31, 2017 and 2016, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the years ended December 31, 2016 and 2015.

b)	Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities and commitments in the normal course of business for the foreseeable future. The Company has a working capital deficit of $441,658 at March 31, 2017 and has suffered net losses. The Company has funded activities to date from debt financings and earnings. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and public issuance of common stock. While the Company believes that it will be successful in obtaining the necessary financing and generating revenue to fund its operations, meet regulatory requirements and achieve commercial goals, there are no assurances that such additional funding will be achieved and that it will succeed in its future operations.

3.	Property and Equipment

	Equipment $	Vehicles $	Total $

Cost:

Balance, December 31, 2016	93,080	224,896	317,976

Additions	6,549	49,626	56,175

Balance, March 31, 2017	99,629	274,522	374,151

Accumulated amortization:

Balance, December 31, 2016	69,859	202,869	272,728

Additions	1,551	1,780	3,331

Balance, March 31, 2017	71,410	204,649	276,059

Carrying amounts:

Balance, December 31, 2016	23,221	22,027	45,248

Balance, March 31, 2017	28,219	69,873	98,092

5.	Related Party Transactions

As of March 31, 2017 and December 31, 2016, the Company owes the President of the Company $26,030 for advances payable to the fund Company. The amount is unsecured, non-interest bearing and due on demand.

On April 13, 2016, the Company purchased a vehicle from the President of the Company for a total purchase price of $19,366. The $19,366 will be paid by a $6,000 down payment followed by monthly payments of $338 until the total balance is paid off. No Payments were made during the three months ended March 31, 2017. As of March 31, 2017 and December 31, 2016, the Company owes the President of the Company $12,352 for the purchase of the vehicle, of which $5,069 and 4,055 were classified as short term, respectively.
.

6.	Line of Credit

During the year ended December 31, 2016, the Company entered a credit line agreement with a non-related third party for $100,000. The loan is secured by certain assets of the Company, bears interest at a rate of 7.25% and is due on demand. As of March 31, 2017 and December 31, 2016 the Company has an outstanding balance of $97,505 and $100,561, respectively.

7.	Notes Payable

During the year ended December 31, 2013, the Company entered a loan agreement with a non-related third party for $32,651. The loan is unsecured, non-interest bearing and due on demand. During the year ended December 31, 2016, the Company made payments of $6,500 (2015 - $0), and no payments were made during the three month ended March 31, 2017. As of December 31, 2016 and March 31, 2017, the Company owed $15,651

In March 2017 the Company leased a new vehicle with a $0 dollar purchase option at the end of the lease term. The Company determined the lease qualified as capital lease. The purchase price of the vehicle was $49,626. The Company agreed to pay a total of $59,238 over the 60 month term of the lease.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This document contains "forward-looking statements". All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words "may," "could," "estimate," "intend," "continue," "believe," "expect" or "anticipate" or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

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

Going Concern

Our financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge its liabilities and commitments in the normal course of business for the foreseeable future. We had a working capital deficit of $411,658 at March 31, 2017 and a net loss of $175,026 for the three months ended March 31, 2017. We have funded our activities to date from debt financings and earnings. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our management intends to finance operating costs over the next twelve months with existing cash on hand and public issuance of common stock. While we believe that we will be successful in obtaining the necessary financing and generating revenue to fund our operations, meet regulatory requirements and achieve commercial goals, there are no assurances that such additional funding will be achieved and that we will succeed in our future operations.

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

COMPARATIVE RESULTS FOR THE 3 MONTHS ENDED MARCH 31, 2017 AND MARCH 31, 2016 AND THE 3 MONTHS ENDED MARCH 31, 2017 AND MARCH 31, 2016

Results of Operations: For the 9 months ended March 31, 2016 and March 31, 2017

Revenues

Our revenues for the 3 months ended March 31, 2017 and 2016 were $186,199 and $149,922, respectively, reflecting increased revenues of $36,277. The increase in our revenues is attributable to additional remedial and emergency response projects.

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

Operating Expenses

We incurred total operating expenses of $204,156 and $107,541 for the three months ended March 31, 2017 and 2016, reflecting an increase of $96,975 for the three months ending March 31, 2017. The increased three months ended March 31, 2017 is primarily attributable to additional employees being added and increased professional fees.

Net Loss

We had a net loss of $175,026 for the three months ended March 31, 2017 and a net loss of $71,283 for the three months ended March 31, 2016, reflecting increased losses of $103,743 for the 3 months ended March 31, 2017. The increased losses for the three months ended March 31, 2017 is primarily attributable to additional employees being added and increased professional fees.

Liquidity and Capital Resources

We had a working capital deficit of $441,658 for the fiscal 3 months ended March 31, 2017 and a working capital deficit of $253,781 for our fiscal year ended December 31, 2016, representing a $187,877 increase in working capital deficit, which is primarily attributable to decreased accounts receivable and increased accounts payable and accrued expensed during the 3 months ended March 31, 2017.

Our net cash provided by / (used in) operating activities was $11,543 for the three month period ended March 31, 2017, compared to $(50,086) for the three months ended March 31, 2016 reflecting increased operating activities of $61,629, which is primarily attributable to reduced accounts receivable and accounts payable which were partial offset by an increased loss.

Our net cash used in investing activities were $6,549 and $0, respectively, for the three months ended March 31, 2017 and 2016, the decrease is attributable to purchase of property and equipment.

Our net cash flows provided by financing activities was $(3,056) for the 3 months ended March 31, 2017 compared to $34,000 for the 3 months ended March 31, 2016, representing a $37,056 decrease in cash flows provided by operating activities mainly due to the repayment of credit lines during the three months ended March 31, 2017 compared to proceeds from the issuance of common stock during the three months ended March 31, 2016.

Going forward, our cash needs over the next 12 months from March 31, 2017, include the following estimated expenditures:

1)	Payroll, $788,440
2)	Insurances, $57,000
3)	Equipment Rentals, $84,000
4)	Lodging for our permanent and/or part-time employees and contractors for projects beyond approximately 65 miles of our current Waveland, Mississippi service center, $122,000
5)	New Service Center in Northern Florida, $351,000

Separate and apart from the above expenses, we estimate that we will incur approximately $57,000 of marketing expenses that we anticipate over the next 12 months from March 31, 2017.

These estimated expenditures are based on expenses from fiscal year 2016 and our increased emergency response projects over the last 2 years. These numbers will be drastically affected by whether we are successful in establishing a new service center and the volume of work; therefore, if we are unsuccessful in establishing a new service center and/or if workload happens to decrease our expenditures will correspondingly decrease.

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

Off-Balance sheet arrangements

None.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4.   Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2017.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

After the three months ended March 31, 2017, on April 5, 2017, we sold 15,000 common stock shares to Melissa Brenner at $0.10 per share for an aggregate investment of $ $5000.

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

Date: May 15, 2017

DYNAMIC ENVIRO, INC.

By: /s/ Brant Cochran
Name: Brant Cochran
Chief Executive Officer
(Principal Executive Officer & Chief Executive Officer)

By: /s/ Alfred Chisholm
Name: Alfred Chisholm
Chief Financial Officer
(Chief Financial Officer/Chief Accounting Officer)