Form 10-Q
period 2017-06-30
Dynamic Enviro Inc.
filed 2017-08-22
CIK 1643930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

800-793-0355

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

The Company has 77,173,320 shares outstanding as of August 15, 2017

PART I – FINANCIAL INFORMATION

DYNAMIC ENVIRO, INC.
Balance Sheets
(Unaudited)

	June 30,	December 31,
	2017	2016

ASSETS

Current Assets

Cash	$—	$6,359
Accounts receivable	70,588	212,346
Prepaid expenses	14,625	23,640

Total Current Assets	85,213	242,345

Property and equipment; net of accumulated amortization of $210,896 and $272,728, respectively	210,133	45,248

Total Assets	$295,346	$287,593

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Cash overdraft	$17,104	$—
Accounts payable	154,120	156,568
Accrued expenses	295,629	193,261
Line of credit	100,640	100,561
Notes payable, net of unamortized original debt discount of $366	50,285	15,651
Capital lease obligation (Net of deferred financing costs of $7,236)	28,996	—
Due to related party	32,113	30,085

Total Current Liabilities	678,887	496,126

Long Term Liabilities
Due to related party	6,269	8,297
Capital lease obligation (Net of deferred financing costs of $26,964)	146,119	—
	831,275	504,423
Stockholders’ Deficit

Preferred Stock
Authorized: 30,000,000 shares, no par value Issued and Outstanding: 0 shares	—	—
Common Stock
Authorized: 200,000,000 shares, $0.0001 par value Issued and Outstanding:77,173,320 and 76,978,320 shares as of June 30, 2017 and December 31, 2016, respectively	7,718	7,698
Additional Paid-in Capital	242,044	222,564
Accumulated deficit	(785,691)	(447,092)

Total Stockholders’ Deficit	(535,929)	(216,830)

Total Liabilities and stockholders' deficit	$295,346	$287,593

(The accompanying notes are an integral part of these unaudited financial statements)

DYNAMIC ENVIRO, INC.
Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30 ,
	2017	2016	2017	2016

Revenue	$182,940	$544,809	$369,139	$694,731

Cost of Revenue	199,354	328,616	355,104	442,280

Gross Profit (Loss)	(16,414)	216,193	14,035	252,451

Operating Expenses / (gains)
Depreciation expense	11,801	6,833	15,132	12,912
Gain on sale of equipment	(32,539)	—	(32,539)	—
General and administrative	158,448	183,654	359,633	285,116

Total Operating Expenses	137,710	190,487	342,226	298,028

Operating Loss	(154,124)	25,706	(328,191)	(45,577)

Other Expenses
Interest expense	(9,449)	—	(10,408)	—

Total Other Expenses	(9,449)	—	(10,408)	—
Net Income (Loss)	$(163,573)	$25,706	$(338,599)	$(45,577)

Net Income (Loss) Per Share, Basic	$(0.00)	$0.00	$(0.00)	$(0.00)
Net Income (Loss) Per Share, Diluted	$(0.00)	$0.00	$(0.00)	$(0.00)
Weighted Average Shares Outstanding, Basic	77,004,199	76,701,936	76,991,331	76,530,975
Weighted Average Shares Outstanding, Diluted	77,004,199	76,701,936	76,991,331	76,530,975

(The accompanying notes are an integral part of these unaudited financial statements)

DYNAMIC ENVIRO, INC.
Statements of Cash Flows
(Unaudited)

	For The Six Months Ended June 30,
	2017	2016

Cash Flows from Operating Activities

Net loss	$(338,599)	$(45,577)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	15,132	12,912
Gain on sale of property and equipment	(32,539)	—
Stock issued for consulting services	5,000	250
Stock issued for director fees	500	—
Stock issued to employees	12,500	—
Stock issued for marketing services	—	10,000
Amortization of deferred financing cost	1,969	—
Amortization of original debt discount	4,634	—
Changes in operating assets and liabilities:
Accounts receivable	141,758	(156,454)
Prepaid expenses	9,015	—
Accounts payable and accrued expense	99,920	142,243

Net Cash Used in Operating Activities	(80,710)	(36,626)

Cash Flows from Investing Activities
Proceeds from sale of property and equipment	49,000	—
Purchase of property and equipment	(7,608)	(6,000)

Net Cash Provided by (Used in) Investing Activities	41,392	(6,000)

Cash Flows from Financing Activities
Cash overdraft	17,104	—
Proceeds from credit lines	18,664	—
Repayments on credit lines	(18,585)	—
Payment on capital leases	(15,724)	—
Proceeds from note payable	30,000	—
Repayment of note payable	—	(4,000)
Repayment to related party	—	(8,014)
Proceeds received from subscription receivable	—	11,000
Proceeds received from issuance of common stock	1,500	24,000

Net Cash Provided by Financing Activities	32,959	22,986

Net change in Cash	(6,359)	(19,640)

Cash - Beginning of Period	6,359	23,845

Cash - End of Period	$—	$4,205

Supplemental disclosures of cash flow information:
Interest paid	$3,057	$—
Income taxes paid	$—	$—

Noncash investing and financing activities:
Vehicles acquired through capital leases	$188,870	$—
Note payable issued for vehicle acquired from related party	$—	$13,366

(The accompanying notes are an integral part of these unaudited financial statements)

DYNAMIC ENVIRO, INC.

Notes to the Financial Statements

June 30, 2017

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

The interim unaudited financial statements as of June 30, 2017, and for the six months ended June 30, 2017 and 2016, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the years ended December 31, 2016 and 2015.

b)	Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities and commitments in the normal course of business for the foreseeable future. The Company has a working capital deficit of $593,674 at June 30, 2017 and has suffered net losses. The Company has funded activities to date from debt financings and earnings. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and public issuance of common stock. While the Company believes that it will be successful in obtaining the necessary financing and generating revenue to fund its operations, meet regulatory requirements and achieve commercial goals, there are no assurances that such additional funding will be achieved and that it will succeed in its future operations.

3.	Property and Equipment

Property and equipment consisted of the following:

	June 30, 2017	December 31, 2016

Equipment	$98,580	$93,080
Vehicles	322,449	224,896

Total	421,029	317,976
Accumulated depreciation	(210,896)	(272,728)
Balance	$210,133	$45,248

During the six months ended June 30, 2017, the Company sold vehicle with a net book value of $16,461 for proceeds of $47,500 in addition the Company recognized a $1,500 gain on the sale of cabinets. The Company recognized a gain on sale of $32,539.

In March 2017, the Company leased a new vehicle with a $0 dollar purchase option at the end of the lease term. The Company determined the lease qualified as capital lease. The purchase price of the vehicle was $49,626. The Company agreed to pay a total of $59,238 over the 60 month term of the lease. $9,612 is recorded as deferred financing cost, and is amortized through the life of the lease.

In June 2017, the Company leased a new vehicle with a $0 dollar purchase option at the end of the lease term. The Company determined the lease qualified as capital lease. The purchase price of the vehicle was $53,924. The Company agreed to pay a total of $63,532 over the 60 month term of the lease. $9,608 is recorded as deferred financing cost, and is amortized through the life of the lease.

In June 2017, the Company leased a new vehicle with a $0 dollar purchase option at the end of the lease term. The Company determined the lease qualified as capital lease. The purchase price of the vehicle was $85,320. The Company agreed to pay a total of $102,268 over the 60 month term of the lease.$16,948 is recorded as deferred financing cost, and is amortized through the life of the lease.

During the six months ended June 30, 2017, the Company made a lease payment of $15,724 and amortized $1,969 deferred financing costs related to the leases.

During the three and six months end June 30, 2017 and 2016 depreciation expense was $11,801, $15,132, $6,833 and $12,912, respectively

5.	Related Party Transactions

As of June 30, 2017 and December 31, 2016, the Company owes the President of the Company $26,030 for advances payable to fund the Company. The amount is unsecured, non-interest bearing and due on demand.

On April 13, 2016, the Company purchased a vehicle from the President of the Company for a total purchase price of $19,366. The $19,366 will be paid by a $6,000 down payment followed by monthly payments of $338 until the total balance is paid off. No Payments were made during the six months ended June 30, 2017. As of June 30, 2017 and December 31, 2016, the Company owes the President of the Company $12,352 for the purchase of the vehicle, of which $6,083 and 4,055 were classified as short term, respectively.

.

6.	Line of Credit

During the year ended December 31, 2016, the Company entered a credit line agreement with a non-related third party for $100,000. The loan is secured by certain assets of the Company, bears interest at a rate of 7.25% and is due on demand. As of June 30, 2017 and December 31, 2016 the Company has an outstanding balance of $100,640 and $100,561, respectively. During six months ended June 30, 2017, the Company had proceeds of $18,664 and repaid $18,585 for the line of credit.

7.	Notes Payable

During the year ended December 31, 2013, the Company entered a loan agreement with a non-related third party for $32,651. The loan is unsecured, non-interest bearing and due on demand. During the year ended December 31, 2016, the Company made payments of $6,500 (2015 - $0), and no payments were made during the six month ended June 30, 2017. As of December 31, 2016 and June 30, 2017, the Company owed $15,651

In March 2017, the Company leased a new vehicle with a $0 dollar purchase option at the end of the lease term. The Company determined the lease qualified as capital lease. The purchase price of the vehicle was $49,626. The Company agreed to pay a total of $59,238 over the 60 month term of the lease.

On May 23, 2017, the Company entered into a loan agreement and received $30,000. The Company agreed to repay a total of $35,000 on July 3, 2017. The Company recorded an original issue discount of $5,000 and is amortizing over the term of the note. As of June 30, 2017 the Company amortized debt discount of $4,634.

In June 2017, the Company leased a new vehicle with a $0 dollar purchase option at the end of the lease term. The Company determined the lease qualified as capital lease. The purchase price of the vehicle was $53,924. The Company agreed to pay a total of $63,532 over the 60 month term of the lease.

In June 2017, the Company leased a new vehicle with a $0 dollar purchase option at the end of the lease term. The Company determined the lease qualified as capital lease. The purchase price of the vehicle was $85,320. The Company agreed to pay a total of $102,268 over the 60 month term of the lease.

During the six months ended June 30, 2017, the Company made lease payment of $15,724 and amortized $1,969 deferred financing costs related to the leases. The total remaining lease obligation is $175,115, net of deferred financing cost of $34,200.

8.

Common Stock

During the six months ended June 30, 2017, the Company issued 15,000 shares of common stock at $0.10 per share for cash proceeds of $1,500.

During the six months ended June 30, 2017, the Company issued 5,000 shares of common stock with a fair value of $500 to a Board member as compensation.

During the six months ended June 30, 2017, the Company issued 125,000 shares of common stock with a fair value of $12,500 to Company employees as compensation.

During the six months ended June 30, 2017, the Company issued 50,000 shares of common stock with a fair value of $5,000 to a third party for the services to be rendered.

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

Going Concern

Our financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge its liabilities and commitments in the normal course of business for the foreseeable future. We had a working capital deficit of $593,674 at June 30, 2017 and a net loss of $338,599 for the six months ended June 30, 2017. We have funded our activities to date from debt financings, the sale of common stock and revenues generated. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our management intends to finance operating costs over the next twelve months with existing cash on hand and public issuance of common stock. While we believe that we will be successful in obtaining the necessary financing and generating revenue to fund our operations, meet regulatory requirements and achieve commercial goals, there are no assurances that such additional funding will be achieved and that we will succeed in our future operations.

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

COMPARATIVE RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND JUNE 30, 2016

Revenues

Our revenues for the three months ended June 30, 2017 and 2016 were $182,940 and $544,809, respectively, reflecting decreased revenues of $361,869. Our revenues for the six months ended June 30, 2017 and 2016 were $369,139 and $694,731, respectively, reflecting decreased revenues of $325,592. The decrease in our revenues is attributable to additional lower than expected remedial and emergency response projects in the three months ended June 30, 2017.

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

Operating Expenses

We incurred total operating expenses of $137,710 and $190,487 for the three months ended June 30, 2017 and 2016, reflecting an decrease of $52,777 for the three months ending June 30, 2017. We incurred total operating expenses of $342,226 and $298,028 for the six months ended June 30, 2017 and 2016, reflecting an increase of $44,198 for the six months ending June 30, 2017. The increase is primarily attributable to additional employees being added and increased professional fees.

Net Loss

We had a net loss of ($163,573) for the three months ended June 30, 2017 and net income of $25,706 for the three months ended June 30,2016, reflecting increased losses of $189,279 for the three months ended June 30, 2017. We had a net loss of ($338,599) for the six months ended June 30, 2017 and net loss of ($45,577) for the six months ended June 30, 2016, reflecting increased losses of ($293,022) for the 6 months ended June 30, 2017. The increased losses for the three and six months ended June 30, 2017 is primarily attributable to lower than expected revenue and additional employees being added and increased professional fees.

Liquidity and Capital Resources

We had a working capital deficit of $593,674 for the six months ended June 30, 2017 and a working capital deficit of $253,781 for our fiscal year ended December 31, 2016, representing a $339,893 increase in working capital deficit, which is primarily attributable to decreased accounts receivable and increased accounts payable and accrued expensed during the six months ended June 30, 2017.

Our net cash (used in) operating activities was ($80,710) for the six-month period ended June 30, 2017, compared to ($36,626) for the six months ended June 30, 2016 reflecting decreased operating activities of ($44,084), which is primarily attributable to reduced accounts receivable and accounts payable which were partial offset by an increased loss.

Our net cash provided by / (used in) investing activities were $41,392 and ($6,000), respectively, for the six months ended June 30, 2017 and 2016, the increase is attributable to sale of certain property and equipment which was partially offset by purchase of property and equipment.

Our net cash flows provided by financing activities was $32,959 for the six months ended June 30, 2017 compared to $22,986 for the six months ended June 30, 2016, representing a $9,973 decrease in cash flows provided by operating activities mainly due to the payments of credit lines and capital leases, which was partially offset by the proceeds of loans and the sale of common stock during the six months ended June 30, 2017 compared to proceeds from the issuance of common stock during the six months ended June 30, 2016.

Liquidity and Capital Resources

Going forward, our cash needs over the next 12 months from June 30, 2017, include the following estimated expenditures: (a) payroll – $401,400; (b) Insurance - $54,000; (c) equipment rental - $114,000; (d) .lodging beyond 65 miles of our headquarters office - $189,000; (e) new service center - $187,080

Separate and apart from the above expenses, we estimate that we will incur approximately $105,000 of marketing expenses that we anticipate over the next 12 months from June 30, 2017.

These estimated expenditures are based on expenses from fiscal year 2016 and our increased emergency response projects over the last 2 years. These numbers will be drastically affected by whether we are successful in establishing a new service center and the volume of work from such additional service center.

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

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2017.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

 On April 31, 2017, we sold 15,000 common stock shares to an accredited investor at $0.10 per share for an aggregate investment of $1,500.

On June 30, 2017, we issued 5,000 common stock shares with a fair value of $500 to a Board member as compensation.

On June 30,2017, we issued 25,000 common stock shares to one of our employees as compensation with a fair value of $2,500.

On June 30, 2017, we issued 25,000 common stock shares to one of our employees as compensation with a fair value of $2,500.

On June 30, 2017, we issued 50,000 common stock shares to one of our employees as compensation with a fair value of $5,000.

On June 30, 2017, we issued 50,000 common stock shares with a fair value of $5,000 to a third party for services to be rendered.

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

Date: August 22, 2017

DYNAMIC ENVIRO, INC.

By: /s/ Brant Cochran
Name: Brant Cochran
Chief Executive Officer
(Principal Executive Officer & Chief Executive Officer)

By: /s/ Alfred Chisholm
Name: Alfred Chisholm
Chief Financial Officer
(Chief Financial Officer/Chief Accounting Officer)