Form 10-Q
period 2017-09-30
Dynamic Enviro Inc.
filed 2017-11-20
CIK 1643930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The Company has 77,173,320 shares outstanding as of November 20, 2017

PART I – FINANCIAL INFORMATION

DYNAMIC ENVIRO, INC.

Balance Sheets

(Unaudited)

		September 30, 2017		December 31, 2016

ASSETS

Current Assets

Cash		$11,792		$6,359
Accounts receivable		281,376		212,346
Prepaid expenses		17,531		23,640

Total Current Assets		310,699		242,345

Property and equipment; net of accumulated amortization of $164,967 and $272,728, respectively		273,500		45,248

Total Assets		$584,199		$287,593

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Cash overdraft	$		$
Accounts payable		255,361		156,568
Accrued expenses		338,735		193,261
Line of credit		100,662		100,561
Notes payable,		177,990		15,651
Capital lease obligation		57,844		—
Due to related party		33,852		30,085

Total Current Liabilities		964,444		496,126

Long Term Liabilities
Due to related party		6,269		8,297
Capital lease obligation		196,429		—
		1,167,142		504,423
Stockholders’ Deficit

Preferred Stock
Authorized: 30,000,000 shares, no par value Issued and Outstanding: 0 shares		—		—
Common Stock
Authorized: 200,000,000 shares, $0.0001 par value Issued and Outstanding:77,173,320 and 76,978,320 shares as of September 30, 2017 and December 31, 2016, respectively		7,718		7,698
Additional Paid-in Capital		242,044		222,564
Accumulated deficit		(832,705)		(447,092)

Total Stockholders’ Deficit		(582,943)		(216,830)

Total Liabilities and stockholders' deficit		$584,199		$287,593

(The accompanying notes are an integral part of these unaudited financial statements)

DYNAMIC ENVIRO, INC.

Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30 ,
	2017	2016	2017	2016

Revenue	$425,508	$432,341	$794,647	$1,127,072

Cost of Revenue	308,543	344,518	663,647	786,798

Gross Profit	116,965	87,823	131,000	340,274

Operating Expenses
Depreciation expense	15,758	9,473	30,890	22,385
Gain on sale of equipment	(12,500)	—	(45,039)	—
General and administrative	152,235	104,601	511,868	389,717

Total Operating Expenses	155,493	114,074	497,719	412,102

Operating Loss	(38,528)	(26,251)	(366,719)	(71,828)

Other (Expenses)
Interest expense	(8,486)	—	(18,894)	—

Total Other Expenses	(8,486)	—	(18,894)	—
Net Income (Loss)	$(47,014)	$(26,251)	$(385,613)	$(71,828)
Net Income (Loss) Per Share, Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Weighted Average Shares Outstanding, Basic and Diluted	77,173,320	76,884,896	76,991,331	76,656,605

(The accompanying notes are an integral part of these unaudited financial statements)

DYNAMIC ENVIRO, INC.

Statements of Cash Flows

(Unaudited)

	For The Nine Months Ended September 30,
	2017	2016
Cash Flows from Operating Activities

Net loss	$(385,613)	$(71,828)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	30,890	22,385
Gain on sale of property and equipment	(45,039)	—
Stock issued for consulting services	5,000	16,500
Stock issued for director fees	500	—
Stock issued to employees	12,500	—
Stock issued for marketing services	—	—
Amortization of deferred financing cost	—	—
Amortization of original debt discount	5,000	—
Changes in operating assets and liabilities:
Accounts receivable	(69,030)	(193,405)
Prepaid expenses	6,109	—
Accounts payable and accrued expense	244,267	238,788

Net Cash (Used in) Provided by Operating Activities	(195,416)	12,440

Cash Flows from Investing Activities
Proceeds from sale of property and equipment	62,522	—
Purchase of property and equipment	(7,698)	(6,000)

Net Cash Used in Investing Activities	54,824	(6,000)

Cash Flows from Financing Activities
Credit lines	101	—
Payment on capital leases	(14,654)	—
Proceeds from note payable	157,339	—
Repayment of note payable	—	(6,500)
Repayment to related party	—	(13,014)
Advances from related party	1,739
Proceeds received from subscription receivable	—	11,000
Proceeds received from issuance of common stock	1,500	24,000

Net Cash Provided by (Used in) Financing Activities	146,025	15,486

Net change in Cash	5,433	21,926

Cash - Beginning of Period	6,359	23,845

Cash - End of Period	$11,792	$45,771

Supplemental disclosures of cash flow information:
Interest paid	$3,057	$—
Income taxes paid	$—	$—

Noncash investing and financing activities:
Vehicle acquired through capital lease	$268,927	$—
Note payable issued for vehicle acquired from related party	$—	$13,366

(The accompanying notes are an integral part of these unaudited financial statements)

DYNAMIC ENVIRO, INC.

Notes to the Unaudited Financial Statements

SEPTEMBER 30, 2017

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

The interim unaudited financial statements as of September 30, 2017, and for the nine months ended September 30, 2017 and 2016, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the years ended December 31, 2016 and 2015.

b)	Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities and commitments in the normal course of business for the foreseeable future. The Company has a working capital deficit of $653,745 at September 30, 2017 and has suffered net losses. The Company has funded activities to date from debt financings and earnings. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and public issuance of common stock. While the Company believes that it will be successful in obtaining the necessary financing and generating revenue to fund its operations, meet regulatory requirements and achieve commercial goals, there are no assurances that such additional funding will be achieved and that it will succeed in its future operations.

3.	Property and Equipment

Property and equipment consisted of the following:

	September 30, 2017	December 31, 2016

Equipment	$169,412	$93,080
Vehicles	269,055	224,896

Total	438,467	317,976
Accumulated depreciation	(164,967)	(272,728)
Balance	$273,500	$45,248

During the nine months ended September 30, 2017, the Company sold vehicles and cabinets with a net book value of $17,483 for proceeds of $62,522. The Company recognized a gain on sale of $45,039.

In March 2017, the Company leased a new vehicle with a $0 dollar purchase option at the end of the lease term. The Company determined the lease qualified as capital lease. The purchase price of the vehicle was $49,626. The Company agreed to pay a total of $59,238 over the 60 month term of the lease.

In June 2017, the Company leased a new vehicle with a $0 dollar purchase option at the end of the lease term. The Company determined the lease qualified as capital lease. The purchase price of the vehicle was $53,924. The Company agreed to pay a total of $63,532 over the 60 month term of the lease

In June 2017, the Company leased a new vehicle with a $0 dollar purchase option at the end of the lease term. The Company determined the lease qualified as capital lease. The purchase price of the vehicle was $85,320. The Company agreed to pay a total of $102,268 over the 60 month term of the lease

In September 2017, the Company leased a vacuum truck with a $0 dollar purchase option at the end of the lease term. The Company determined the lease qualified as capital lease. The purchase price of the vehicle was $87,755. The Company agreed to pay a total of $98,507 over the 60 month term of the lease

During the nine months ended September 30, 2017, the Company made a lease payments of $14,654 .

Future minimum lease payments:
2017	$11,484
2018	48,209
2019	52,070
2020	56,246
2021	60,763
2022 and thereafter	25,501
Total minimum lease payments	$254,273

During the nine months end September 30, 2017 and 2016 depreciation expense was $30,890, and $22,385, respectively

5.	Related Party Transactions

As of September 30, 2017 and December 31, 2016, the Company owes the President of the Company $27,769 and $26,030, respectively for advances payable to fund the Company. The amount is unsecured, non-interest bearing and due on demand. During the nine months ended September 30, 2017, the President advance $1,739 to the Company.

On April 13, 2016, the Company purchased a vehicle from the President of the Company for a total purchase price of $19,366. The $19,366 will be paid by a $6,000 down payment followed by monthly payments of $338 until the total balance is paid off. No Payments were made during the nine months ended September 30, 2017. As of September 30, 2017 and December 31, 2016, the Company owes the President of the Company $12,352 for the purchase of the vehicle, of which $6,083 and $4,055 were classified as short term, respectively.

.

6.	Line of Credit

During the year ended December 31, 2016, the Company entered a credit line agreement with a non-related third party for $100,000. The loan is secured by certain assets of the Company, bears interest at a rate of 7.25% and is due on demand. As of September 30, 2017 and December 31, 2016 the Company has an outstanding balance of $100,662 and $100,561, respectively. During nine months ended September 30, 2017, the Company had proceeds of $24,544 and repaid $24,645 for the line of credit.

7.	Notes Payable

During the year ended December 31, 2013, the Company entered a loan agreement with a non-related third party for $32,651. The loan is unsecured, non-interest bearing and due on demand. During the year ended December 31, 2016, the Company made payments of $6,500 (2015 - $0), and no payments were made during the nine month ended September 30, 2017. As of December 31, 2016 and September 30, 2017, the Company owed $15,651.

On May 23, 2017, the Company entered into a loan agreement and received $30,000. The Company agreed to repay a total of $35,000 on July 3, 2017. The Company recorded an original issue discount of $5,000 and is amortizing over the term of the note. As of September 30, 2017 the Company amortized debt discount of $5,000.

In July The Company entered a loan agreement with a non-related third party for $113,500. The loan is unsecure and payable over 11 months. The Company has agreed to repay a total of $110,662.50. Payments are due daily in the amount of $651.93. As of September 30, 2017 the Company owed $93,470.

In August The Company entered a loan agreement with a non-related third party for $47,000. The loan is unsecure and payable over 6 months. The Company has agreed to repay a total of $52,875. Payments are due monthly. For months 1-2 The Company has agreed to make monthly payments of $9,830.84 and in month’s 3-6 payments of $8,303.34. As of September 30, 2017 the Company owed $38,869.

8.

Common Stock

During the nine months ended September 30, 2017, the Company issued 15,000 shares of common stock at $0.10 per share for cash proceeds of $1,500.

During the nine months ended September 30, 2017, the Company issued 5,000 shares of common stock with a fair value of $500 to a Board member as compensation.

During the nine months ended September 30, 2017, the Company issued 125,000 shares of common stock with a fair value of $12,500 to Company employees as compensation.

During the nine months ended September 30, 2017, the Company issued 50,000 shares of common stock with a fair value of $5,000 to a third party for the services to be rendered.

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

Going Concern

Our financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge its liabilities and commitments in the normal course of business for the foreseeable future. We had a working capital deficit of $653,745 at September 30, 2017 and a net loss of $385,613 for the nine months ended September 30, 2017. We have funded our activities to date from debt financings, the sale of common stock and revenues generated. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our management intends to finance operating costs over the next twelve months with existing cash on hand and public issuance of common stock. While we believe that we will be successful in obtaining the necessary financing and generating revenue to fund our operations, meet regulatory requirements and achieve commercial goals, there are no assurances that such additional funding will be achieved and that we will succeed in our future operations.

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

COMPARATIVE RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND SEPTEMBER 30, 2016

Revenues

Our revenues for the three months ended September 30, 2017 and 2016 were $425,508 and $432,341, respectively, reflecting slightly decreased revenues of $6,833. Our revenues for the nine months ended September 30, 2017 and 2016 were $796,647 and $1,127,072, respectively, reflecting decreased revenues of $332,455. The decrease in our revenues is attributable to additional lower than expected remedial and emergency response projects during the first half of 2017. For the three months ended September 30, 2017 the Company did several large remediation projects associated with natural disasters in Texas and Florida.

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

Operating Expenses

We incurred total operating expenses of $155,493and $144,074 for the three months ended September 30, 2017 and 2016, reflecting an increase of $41,419 for the three months ending September 30, 2017. We incurred total operating expenses of $497,719 and $412,102 for the nine months ended September 30, 2017 and 2016, reflecting an increase of $85,617 for the nine months ending September 30, 2017. The increase is primarily attributable to additional employees being added and increased professional fees.

Net Loss

We had a net loss of ($47,014)  for the three months ended September 30, 2017 and ($26,251) for the three months ended September 30, 2016, reflecting increased losses of ($20,763)  for the three months ended September 30, 2017. We had a net loss of ($385,613)  for the nine months ended September 30, 2017 and net loss of ($71,828) for the nine months ended September 30, 2016, reflecting increased losses of ($313,785)  for the 9 months ended September 30, 2017. The increased loss for the three and nine months ended September 30, 2017 is primarily attributable to 2017 is primarily attributable to lower than expected revenue and additional employees being added and increased professional fees.

Liquidity and Capital Resources

We had a working capital deficit of $653,745 for the nine months ended September 30, 2017 and a working capital deficit of $253,781 for our fiscal year ended December 31, 2016, representing a $399,964 increase in working capital deficit, which is primarily attributable to increased accounts receivable and increased accounts payable and accrued expensed during the nine months ended September 30, 2017.

Our net cash (used in) operating activities was ($195,416) for the nine-month period ended September 30, 2017, compared to $12,440 for the nine months ended September 30, 2016 reflecting decreased operating activities of ($207,856), which is primarily attributable to increased loss and accounts receivable which was partially offset by increased accounts payable and accrued expenses.

Our net cash provided by / (used in) investing activities were $54,824 and ($6,000), respectively, for the nine months ended September 30, 2017 and 2016, the increase is attributable to sale of certain property and equipment which was partially offset by purchase of property and equipment.

Our net cash flows provided by financing activities was $146,025 for the nine months ended September 30, 2017 compared to $15,486 for the nine months ended September 30, 2016, representing a $130,539 increase in cash flows provided by operating activities mainly due to increase in borrowings.

Liquidity and Capital Resources

Going forward, our cash needs over the next 12 months from September 30, 2017, include the following estimated expenditures: (a) payroll – $401,400; (b) Insurance - $54,000; (c) equipment rental - $114,000; (d). lodging beyond 65 miles of our headquarters office - $189,000; (e) new service center - $187,080

Separate and apart from the above expenses, we estimate that we will incur approximately $105,000 of marketing expenses that we anticipate over the next 12 months from September 30, 2017.

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

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2017.

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

Date: November 20, 2017

DYNAMIC ENVIRO, INC.

By: /s/ Brant Cochran
Name: Brant Cochran
Chief Executive Officer
(Principal Executive Officer & Chief Executive Officer)

By: /s/ Alfred Chisholm
Name: Alfred Chisholm
Chief Financial Officer
(Chief Financial Officer/Chief Accounting Officer)